Form 10-K405
period 1995-12-31
FKF INC
filed 1996-03-29
CIK 215884

                            UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended December 31, 1995

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 [No Fee Required]
For the Transition period from ------------------- to ---------------


                     Commission File No. 811-2750
                                FKF, Inc.
       (Exact name of registrant as specified in its charter)

            Iowa                                             42-1083346
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification No.)

Boatmen's Bank Building
317 Sixth Avenue, 3rd Floor
Des Moines, Iowa                                                 50309
(Address of principal executive office)                        (Zip Code)

Registrant's telephone number, including area code:  515/235-7134

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 299.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1995:
       None

The number of shares outstanding of the issuer's classes of common stock as of February 28, 1995:
       Common Stock, $1 Par Value - 250,000

OMISSION OF INFORMATION BY CERTAIN WHOLLY-OWNED SUBSIDIARIES:
REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS
J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

            DOCUMENTS INCORPORATED BY REFERENCE
                           None

                                        TABLE OF CONTENTS

                                        Item                                  Page No.
                                        ----                                  --------
PART I
------

       Item 1.    Business  ......................................................2
       -------

       Item 2.    Properties   ...................................................2
       -------

       Item 3.    Legal Proceeding   .............................................2
       -------

       Item 4.    Submission of Matters to a Vote of Security Holders  ...........3
       -------

PART II
-------

       Item 5.    Market for Registrant's Common Stock and Related Security
       -------     Holder Matters   ..............................................3

       Item 6.    Selected Financial Data ........................................3
       -------

       Item 7.    Management's Discussion and Analysis of Financial Condition
       -------     and Results of Operations  ....................................3-4

       Item 8.    Financial Statements and Supplementary Data ....................4
       -------

       Item 9.    Changes in and Disagreements with Accountants on Accounting
       -------     and Financial Disclosure  .....................................4


PART III
--------

       Item 10.   Directors and Executive Officers of Registrant  ................4
       --------

       Item 11.   Executive Compensation   .......................................4
       --------

       Item 12.   Security Ownership of Certain Beneficial Owners and
       --------    Management   ..................................................4

       Item 13.   Certain Relationships and Related Transactions   ...............5
       --------

PART IV
-------

       Item 14.   Exhibits, Financial Statement Schedules and Reports on
       --------    Form 8-K   ....................................................5-6


SIGNATURES                                                                        7
----------

                                 PART I
ITEM 1.     BUSINESS
-------     --------

    Registrant, a registered face-amount certificate company under the Investment Company Act of 1940 (the "40 Act"), was formed on May 17, 1977. On August 11, 1977, First Kansas Financial, Inc. ("First Kansas") merged with and into Central National Bancshares, Inc., an Iowa multi-bank holding company, pursuant to an Agreement and Plan of Reorganization dated March 15, 1977, and amended as of April 19, 1977, and June 21, 1977, (the "Agreement").

    As provided in the Agreement, First Kansas formed a wholly-owned subsidiary, FKF, Inc. ("Registrant"), to assume the obligations of First Kansas to its face-amount certificate holders. Immediately prior to consummation of the merger, First Kansas transferred to Registrant assets and certificate reserves in an amount in excess of its face-amount certificate liabilities, and Registrant assumed all liabilities of First Kansas to its face-amount certificate holders.
An order of de-registration was issued on August 14, 1977, SEC release number 9905, terminating the registration of First Kansas under
Section 8(f) of the 40 Act.

    On April 16, 1981, Central National Bancshares, Inc. changed its name to United Central Bancshares, Inc. Subsequently, on June 24, 1985, United Central Bancshares, Inc. changed its name to First Interstate of Iowa, Inc. pursuant to a franchise agreement entered into with First Interstate Bancorp, Los Angeles, California. On April 1, 1992, First Interstate of Iowa, Inc. merged with and into Boatmen's Bancshares of Iowa, Inc. ("BBII"), a wholly-owned subsidiary of Boatmen's Bancshares, Inc. BBII is considered to be Registrant's Parent.

    First Kansas was the successor in reorganization to First Home Investment Corporation of Kansas, Inc. ("FHI"), which company was in a Chapter X reorganization proceeding in the United States District Court for the District of Kansas (Case #24075-B-2) from April 24, 1973, to April 26, 1976. FHI was the original issuer of all of the face-amount certificates assumed by Registrant. No face-amount certificates have been issued by FHI or any successor of FHI since March 31, 1973.

    Under the 40 Act, a company issuing face-amount certificates is required to maintain reserves at a level not less than the surrender value of outstanding certificates. While Registrant is not engaged in the issuance of face-amount certificates, it does maintain deposits of cash and investments of a kind which are qualified investments for face-amount certificate companies as defined in Section 28 of the 40 Act. The deposits are maintained at a level not less than the surrender value of the outstanding certificates. Such deposits of qualified assets are presently maintained with a Des Moines, Iowa bank and with the State of Illinois.

    Registrant does not consider either financial information about industry segments or information as to lines of business to be applicable since Registrant exists for the sole purpose of performing the obligations of First Kansas to holders of face-amount certificates issued by FHI.

    Registrant does not intend to issue any face-amount certificates and will be liquidated when all the currently outstanding face-amount certificates are paid.

    Registrant has no materially important assets other than cash and securities.

ITEM 2.     PROPERTIES
-------     ----------

    Registrant's offices are located with the principal offices of BBII. Registrant does not lease any offices or property and does not own any real estate.

ITEM 3.     LEGAL PROCEEDINGS
-------     -----------------

    Registrant is not aware of any legal proceedings or actions to which Registrant is a party or to which any of the assets of Registrant are subject.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------     ---------------------------------------------------

    Not applicable under the reduced disclosure rules.

                                  PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY
-------     ---------------------------------------------------------
            HOLDER MATTERS
            --------------

    Registrant is a wholly-owned subsidiary of BBII. There is not a principal market for the trading of the common stock of Registrant, and the information requested by this item with respect to trading of the shares and price quotations is not applicable to Registrant.

    There are no restrictions that would prohibit the payment of dividends out of retained earnings. Registrant has declared and paid dividends amounting to $0 in 1995, $30,000 in 1994 and $0 in 1993.

ITEM 6.     SELECTED FINANCIAL DATA
-------     -----------------------

    Not applicable under the reduced disclosure rules.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
-------     ------------------------------------------------------------
            AND RESULTS OF OPERATIONS
            -------------------------

    Liquidity.  The outstanding face-amount certificates of Registrant
    ---------
may be redeemed, with certain exceptions, at the request of the certificates' holders. The redemptions of such certificates are funded by the income stream of Registrant, from conversion of assets, and if such should be required, from borrowing.

    The assets of Registrant consist of securities which qualify under the Code of the District of Columbia or under such other rules of the Securities and Exchange Commission as being of a kind in which insurance companies are permitted to invest. Such assets are selected for investment to mature at such frequencies and in such amounts so as to coincide with the level of anticipated redemption requirements. Management can not, however, predict with certainty the level of redemptions, and it is possible for redemption requests to occur in amounts in excess of Registrant's immediate ability to fund such redemptions without the sale of assets (potentially at a loss dependent upon the prevailing market values and other pertinent factors).

    In general, Registrant does not intend to borrow in order to fund redemption requirements, but does retain the right to do so in the event prevailing circumstances cause management to conclude such action would be prudent and in the best interests of Registrant.

    Capital Resources.  Registrant, other than its obligations to fund
    -----------------
the redemption of face-amount certificates, to pay management fees to BBII equal to one percent of the average outstanding face-amount certificate liability and to pay certain expenses incurred directly by Registrant, does not have outstanding commitments of a material nature which would adversely affect Registrant's capital resources.

    Results of Operations - Earnings Analysis, 1995 vs. 1994.  Net
    --------------------------------------------------------
income increased $3,000 in 1995, or 27.3%, to $14,000, up from $11,000 in 1994. The increase was primarily attributable to reductions in data processing expense, audit fees and the reversal of an overaccrual for additional credit expense for 1994 and 1995.

    For 1995, the average rate earned on average qualified investment securities was 6.5%, compared to 6.2% in 1994. Interest income on investment securities was down $1,000 in 1995, or 1.0%, to $101,000, compared to $102,000 in 1994. Investment expense (consisting of management fees) remained constant at $13,000 for both 1995 and 1994.
                                                                          3

    The provision for certificate reserves was $66,000 in 1995, compared to $65,000 in 1994. The provision consists of amounts called for by the terms of the outstanding certificates plus amounts credited under the Additional Credit policy of Registrant.

    Other operating income increased in 1995 by $3,000, to $3,000, up from $0 in 1994. Other operating expenses decreased $4,000 in 1995, or 36.4%, to $7,000, down from $11,000 in 1994.

    On a per share basis, net income was $.05 for 1995, a 25% increase from the $.04 earned in 1994.

    Results of Operations - Earnings Analysis, 1994 vs. 1993.  Net
    --------------------------------------------------------
income decreased $3,000 in 1994, or 21.4%, to $11,000, down from $14,000 in 1993. The decrease was attributable to lower yields on the reinvested proceeds of matured or called investments and to a lower average balance of investment securities.

    For 1994, the average rate earned on average qualified investment securities was 6.2%, compared to 6.9% in 1993. Interest income on investment securities was down $26,000 in 1994, or 20.3%, to $102,000, compared to $128,000 in 1993. Investment expense (consisting of management fees and interest expense on a short-term note payable incurred to BBII) decreased $7,000 in 1994, or 35.0%, to $13,000, down from $20,000 in 1993.

    The provision for certificate reserves was $65,000 in 1994, compared to $90,000 in 1993. The provision consists of amounts called for by the terms of the outstanding certificates plus amounts credited under the Additional Credit policy of Registrant.

    Other operating income decreased in 1994 by $5,000, or 100%, to $0, down from $5,000 in 1993. Other operating expenses increased $3,000 in 1994, or 37.5%, to $11,000, up from $8,000 in 1993.

    On a per share basis, net income was $.04 for 1994, a 20% decrease from the $.05 earned in 1993.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------     -------------------------------------------

    The financial statements of Registrant for the years 1995, 1994 and 1993 are submitted herewith on pages 9 through 17.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
-------     ---------------------------------------------
            ON ACCOUNTING AND FINANCIAL DISCLOSURE
            --------------------------------------

            None



                              PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
--------    ----------------------------------------------

        Not applicable under the reduced disclosure rules.

ITEM 11.    EXECUTIVE COMPENSATION
--------    ----------------------

        Not applicable under the reduced disclosure rules.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
--------   -----------------------------------------------
           AND MANAGEMENT
           --------------

        Not applicable under the reduced disclosure rules.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------    ----------------------------------------------

        Not applicable under the reduced disclosure rules.

                                         PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
--------    ------------------------------------------------------
            FORM  8-K
            ---------

    (a)  (1)        The following financial statements and independent
                    auditor's report of Registrant are included in Item
                    8:

                                                                                                                           Page No.
                                                                                                                           --------
                    Independent Auditors' Report - Ernst & Young LLP                                                            8
                    Balance Sheets - December 31, 1995 and 1994                                                                 9
                    Statements of Operations - Years Ended December
                      31, 1995, 1994 and 1993                                                                                   10
                    Statements of Changes in Shareholder's Equity -
                      Years Ended December 31, 1995, 1994 and 1993                                                              11
                    Statements of Cash Flows - Years Ended December
                      31, 1995, 1994 and 1993                                                                                   12
                    Notes to Financial Statements                                                                            13-17

    (a)  (2)        The following financial statement schedules are included
                    in Item 14(d):

                                                                                                                           Page No.
                                                                                                                           --------
                    Schedule I - Investments in Securities of Unaf-
                      filiated Issuer - December 31, 1995                                                                       18
                    Schedule V - Qualified Assets on Deposit -
                       December 31, 1995                                                                                        19
                    Schedule XI - Certificate Reserves - Years Ended
                       December 31, 1995, 1994 and 1993                                                                      20-33

            Other financial statement schedules required by Article 6 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

    (a)  (3)        Listing of Exhibits - The following documents are filed
                    -------------------
                    as exhibits to this report or are incorporated by reference by specific reference to previous filings with the Commission:

                Exhibit No.
                -----------

                    (3) Articles of Incorporation and Bylaws of Registrant are on file with the Commission as exhibits to Registrant's Form N-8B-4 Report filed on October 25, 1977, which documents are hereby incorporated by reference.

                    (4) Copies of or specimen copies of each of the outstanding face-amount certificates, that being Series 20, 20L, 20LA, 27 and 27A, and a copy of an order of the United States District Court for the District of Kansas, dated May 2, 1977, are on file with the Commission as exhibits to Registrant's Form N-8B-4 Report filed on October 25, 1977, which documents are hereby incorporated by reference.

                    (10) A copy of the Depositary Agreement, dated October 23, 1962, as supplemented and assigned, is on file with the Commission as an exhibit to Registrant's Form N-8B-4 Report filed on October 25, 1977, and a copy of the Second Amendment to the
                                                                              5

                            Depositary Agreement dated November 6, 1981, is filed as an exhibit to the 1981 Form 10-K dated March 16, 1982, which documents are hereby incorporated by reference.

                    (13) Registrant's Annual Report to Shareholder consists of the financial statements submitted herewith on pages 8 through 17.

                    (16) A copy of the letter regarding the change in certifying accountants dated March 18, 1993, is on file with the Commission as an exhibit to Registrant's Form 8-K filed on March 18, 1993, which document is hereby incorporated by reference.

    (b)     Reports on Form 8-K - Registrant did not file a report on
            -------------------
            Form 8-K during the fourth quarter of 1995.

    (c)     Exhibits - The response to this portion of Item 14 is
            --------
            submitted as a separate section of this report on page 34.

    (d)     Financial Statement Schedules - The financial statement
            -----------------------------
            schedules of Registrant are submitted herewith on pages 18 through
            33.
                                                                              6

                              SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          FKF, Inc.


Date:   March 29, 1996              By:     /s/ Howard R. Harris II
      -----------------------               -----------------------------------
                                    Howard R. Harris, President, CEO, Treasurer
                                    and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

    Date
    ----
 March 29, 1996                          By:      /s/ Howard R. Harris II
-------------------                               ---------------------------------------
                                         Howard R. Harris II, President, CEO, Treasurer and Director


 March 29, 1996                          By:      /s/ Daniel J. Fliger
-------------------                               ---------------------------------------
                                         Daniel J. Fliger, Secretary and Director


 March 29, 1996                          By:      /s/ Kelly Swinton
-------------------                               ---------------------------------------
                                         Kelly Swinton, Controller

                                                                              7

                          Report of Independent Auditors

The Board of Directors and Shareholder
FKF, Inc.

We have audited the accompanying balance sheets of FKF, Inc. as of December 31, 1995 and 1994 and the related statements of operations, changes in shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audit also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FKF, Inc. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


St. Louis, Missouri                         By:  /s/ Ernst & Young LLP
March 27, 1996                                   -------------------------

                                   BALANCE SHEETS

                                      FKF, INC.

                                                          December 31
                                                     1995            1994
                                                 ------------    -------------
QUALIFIED ASSETS--Note B and Schedule V
  Cash                                           $        521    $         309
  Interest and other receivables                       20,450           20,017
  Investment securities--Note B and Schedule I:
    Held-to-maturity securities                        49,800          102,962
    Available-for-sale securities                   1,533,652        1,540,369
                                                 ------------    -------------
      Total investment securities                   1,583,452        1,643,331

  Deferred federal income taxes payable                    --           11,606
  Other                                                    --              344
  Current federal income taxes receivable from
    parent company                                      1,216               --
                                                 ------------    -------------
                                                 $  1,605,639    $   1,675,607
                                                 ============    =============

CERTIFICATE RESERVES, LIABILITIES AND
  SHAREHOLDER'S EQUITY
  Certificate reserves--Note C and Schedule XI:
      Installment payment certificates           $     48,807    $      70,676
      Single payment certificates                     613,659          668,365
      Unapplied advance payments on
        installment certificates                       19,239           25,060
      Additional amounts accrued or credited--
        Note D                                        595,811          644,670
                                                 ------------    -------------
                                                    1,277,516        1,408,771

  Current liabilities:
    Deferred federal income taxes payable               8,808               --
    Current federal income taxes payable to
      parent company                                       --              435
    Other                                                 525               33
                                                 ------------    -------------
                                                        9,333              468
          CURRENT RESERVES AND                   ------------    -------------
            CURRENT LIABILITIES                     1,286,849        1,409,239


  Shareholder's Equity:
    Common Stock, par value $1--authorized
      4,000,000 shares; issued and outstanding
      250,000 shares (all owned by Boatmen's
      Bancshares of Iowa, Inc.)                       250,000          250,000
    Paid-in surplus                                    12,906           12,906
    Retained earnings                                  38,655           25,015
    Net unrealized holding gains (losses) on
      available-for-sale securities                    17,229          (21,553)
                                                 ------------    -------------
                                                      318,790          266,368
                                                 ------------    -------------
                                                 $  1,605,639    $   1,675,607
                                                 ============    =============


See notes to financial statements                                             9

                                   STATEMENTS OF OPERATIONS

                                           FKF, INC.


                                                       Years Ended December 31

                                                   1995          1994           1993
                                               ----------   ------------   -----------
NET INVESTMENT INCOME
  Income on investment securities              $  100,671   $    102,390   $   128,348
  Management fees to parent company               (12,706)       (13,416)      (18,463)
  Interest expense on short-term note payable          --             --        (1,093)
                                               ----------   ------------   -----------
                                                   87,965         88,974       108,792
                                               ----------   ------------   -----------

PROVISION FOR CERTIFICATE RESERVES--Note D
  Specified interest credited to reserves          25,181         27,120        31,699
  Provision for additional credits to reserves     41,194         38,054        58,250
                                               ----------   ------------   -----------
                                                   66,375         65,174        89,949
                                               ----------   ------------   -----------

    NET INVESTMENT INCOME LESS PROVISION
      FOR CERTIFICATE RESERVES                     21,590         23,800        18,843
                                               ----------   ------------   -----------

OTHER OPERATING INCOME
  Surrender charges                                    --             --            36
  Securities gains                                    151             --           613
  Miscellaneous                                     2,620             --         4,347
                                               ----------   ------------   -----------
                                                    2,771             --         4,996
                                               ----------   ------------   -----------

OTHER OPERATING EXPENSE
  Professional fees                                    --          1,000         1,300
  Registration fees                                   250            250           250
  Miscellaneous                                     7,138          9,827         6,260
                                               ----------   ------------   -----------
                                                    7,388         11,077         7,810
                                               ----------   ------------   -----------

      INCOME BEFORE INCOME TAXES                   16,973         12,723        16,029

INCOME TAXES--Note E                                3,333          1,826         2,442
                                               ----------   ------------   -----------

      NET INCOME                               $   13,640   $     10,897   $    13,587
                                               ==========   ============   ===========

Net income per share                           $     0.05   $       0.04   $      0.05
                                               ==========   ============   ===========

See notes to financial statements

                                            STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

                                                               FKF, INC.

                                                                                           Adjustment
                                                                                         to Unrealized
                                                                                         Gains (Losses)
                                          Common           Paid-in          Retained         on AFS
                                          Stock            Surplus          Earnings       Securities          Total
                                          ------           -------          --------     -------------       ---------
BALANCE AT JANUARY 1, 1993          $      250,000   $           12,906   $    30,531                 --   $    293,437

  Net Income                                    --                   --        13,587                 --         13,587
                                    --------------   ------------------   -----------   ----------------   ------------
BALANCE AT DECEMBER 31, 1993               250,000               12,906        44,118                 --        307,024

  Net Income                                    --                   --        10,897                 --         10,897
  Change in unrealized gains
       (losses) on available-for-
       sale securities, net of
       income taxes of $11,606                  --                   --            --            (21,553)       (21,553)
  Cash dividend declared-$0.12 per
       share                                    --                   --       (30,000)                --        (30,000)
                                    --------------   ------------------   -----------   ----------------   ------------
BALANCE AT DECEMBER 31, 1994        $      250,000   $           12,906   $    25,015   $        (21,553)  $    266,368

  Net Income                                    --                   --        13,640                 --         13,640
  Change in unrealized gains
       (losses) on available-for-
       sale securities, net of
       income taxes of $(20,414)                --                   --            --             38,782         38,782
                                    --------------   ------------------   -----------   ----------------   ------------
BALANCE AT DECEMBER 31, 1995        $      250,000   $           12,906   $    38,655   $         17,229   $    318,790
                                    ==============   ==================   ===========   ================   ============

See notes to financial statements

                                                                             11

                                    STATEMENTS OF CASH FLOWS

                                            FKF, INC.


                                                                Years Ended December 31
                                                          1995          1994          1993
                                                      -----------   -----------   -----------
Net Income                                            $    13,640   $    10,897   $    13,587
Operating Activities:
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Realized investment securities (gain)                      (151)           --          (613)
  Provision for reserves                                   66,142        66,802        88,496
  Accretion of investment securities discounts             (6,956)       (7,757)       (4,015)
  (Increase) Decrease in accrued interest                    (433)       (2,968)        2,908
  Increase (Decrease) in current liabilities                   57        (1,324)         (159)
  Increase (Decrease) in other assets                        (872)          (42)         (302)
                                                      -----------   -----------   -----------
    Net Cash Provided by Operating Activities              71,427        65,608        99,902
                                                      -----------   -----------   -----------
Investing Activities:
  Proceeds from maturities of available-for-sale
       investment securities                            1,029,975     1,305,758       892,038
  Purchase of available-for-sale investment
       securities                                        (903,792)   (1,204,679)     (633,837)
                                                      -----------   -----------   -----------
    Net Cash Provided by Investing Activities             126,183       101,079       258,201
                                                      -----------   -----------   -----------
Financing Activities
  Cash dividends paid                                          --       (30,000)           --
  Payments for redemption of face-amount
    certificates                                         (197,398)     (136,857)     (357,783)
  Proceeds from short-term borrowings                          --            --       100,000
  Principal payment on short-term borrowings                   --            --      (100,000)
                                                      -----------   -----------   -----------
    Net Cash Used by Financing Activities                (197,398)     (166,857)     (357,783)
                                                      -----------   -----------   -----------
    Increase (Decrease) in Cash and
      Cash Equivalents                                        212          (170)          320

Cash and cash equivalents at beginning of year                309           479           159
                                                      -----------   -----------   -----------

Cash and Cash Equivalents at End of Year              $       521   $       309   $       479
                                                      ===========   ===========   ===========
Supplemental Disclosure of Cash Flow
  Information - Cash Paid During the Year
  for Income Taxes                                    $     4,983   $     1,090   $     3,569
                                                      ===========   ===========   ===========

See notes to financial statements

                                                                             12

NOTES TO FINANCIAL STATEMENTS

FKF, INC.

NOTE A--SIGNIFICANT ACCOUNTING POLICIES

Organization:  FKF, Inc., a wholly-owned subsidiary of Boatmen's
------------
Bancshares of Iowa, Inc. ("BBII"), is a face-amount certificate investment company as defined by Section 28 of the Investment Company Act of 1940. The Company was formed for the sole purpose of assuming the liabilities of First Kansas Financial, Inc. to holders of its face-amount certificates. First Kansas Financial, Inc. was the parent company of FKF, Inc. until its merger with and into BBII, a wholly-owned subsidiary of Boatmen's Bancshares, Inc. In accordance with this corporate purpose, the Company does not accept investments in face-amount certificates.

Cash and Cash Equivalents:    For purposes of reporting cash flows,
-------------------------
cash and cash equivalents include only cash as presented on the balance sheet.

Investment Securities:  Effective December 15, 1995, FKF, Inc.
---------------------
transferred approximately $50,000 of a held to maturity security to available for sale as permitted under the Statement of Financial Accounting Standards Board Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" issued in November 1995. The fair value of such security exceeded the amortized cost by an immaterial amount, and the after-tax increase to Stockholder's Equity was immaterial as well. The transfer had no effect on 1995 earnings.

Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost adjusted for accretion of discounts and amortization of premiums compiled by the straight-line method. Such amortization, interest and dividends are included in Income on Investment Securities.
Realized gains and losses, and declines in value judged to be other-than-temporary are included in securities gains (losses).
The cost of securities sold are determined on a specific identification basis.

Debt securities not classified as held-to-maturity and marketable equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity.

Face-Amount Certificate Reserves:  Face-amount certificate reserves
--------------------------------
are stated at the amount computed in accordance with the provisions of the respective certificates and Section 28 of the Investment
Company Act of 1940.

Income Taxes:  The Company's taxable income is included in the
------------
consolidated income tax returns of Boatmen's Bancshares, Inc. The Company provides for income taxes as if separate returns are filed and remits to the parent company amounts that are currently payable.

Management Fees:  Management fees are charged by BBII for services
---------------
provided to the Company. Annual fees are computed at the rate of one percent of the average outstanding balance of face-amount certificate reserves.

Use of Estimates:  The preparation of financial statements in
----------------
conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FKF, INC.

Net Income Per Share:  Net income per share amounts are based on
--------------------
the weighted average number of common shares outstanding during the year.

NOTE B--QUALIFIED ASSETS

Under the provisions of its face-amount certificates and the Investment Company Act of 1940, the Company is required to have cash and qualified investments (as defined in Section 28(b) of the Act) with a value not less than the aggregate amount of the $250,000 capital stock requirement and the face-amount certificate reserves. At December 31, 1995, the company had qualified assets of $1,605,639 which exceeded the amount of qualified assets required under the Act of $1,527,516.

The average taxable equivalent rates of return for each type of investment security owned by the Company are as follows:

                                1995          1994          1993
                                ----          ----          ----
        U. S. Treasury Notes    7.4%          8.3%          8.3%

        Other Bonds             6.3%          6.3%          6.6%

        Other Securities        7.1%          5.6%          8.0%

As provided by the face-amount certificates, the Company must maintain qualified assets equal to the face-amount certificate reserves at a depositary as security for the performance of its obligations. At December 31, 1995, $1,557,415 of investment securities (at amortized cost) were on deposit at the Brenton Bank, N.A. and with the State of Illinois to satisfy these requirements.

The following is a summary of held-to-maturity securities and available-for-sale securities at December 31, 1995:

                                              Held-To-Maturity Securities
                                 -------------------------------------------------
                                                 Gross         Gross
                                    Amortized  Unrealized   Unrealized     Market
                                      Cost       Gains        Losses       Value
                                    ---------  ----------   ----------     ------
     Other debt securities       $     49,800 $      443  $        --  $    50,243
                                 ============ ==========  ===========  ===========

                                           Available-For-Sale Securities
                                   -----------------------------------------------
                                                 Gross         Gross
                                    Amortized  Unrealized   Unrealized     Market
                                      Cost       Gains        Losses       Value
                                    ---------  ----------   ----------     ------
     U.S. Treasury securities and
       obligations of U.S.
       Government agencies         $   49,655  $     870   $       --  $    50,525
     Other debt securities          1,323,703     10,831         (563)   1,333,971
     Equity securities                134,257     17,555       (2,656)     149,156
                                   ----------  ---------   ----------  -----------
                                   $1,507,615  $  29,256   $   (3,219) $ 1,533,652
                                   ==========  =========   ==========  ===========

                                                                             14

FKF, INC.

The following is a summary of held-to-maturity securities and available-for-sale securities at December 31, 1994:

                                              Held-To-Maturity Securities
                                   -------------------------------------------------
                                                 Gross         Gross
                                    Amortized  Unrealized   Unrealized      Market
                                      Cost       Gains        Losses        Value
                                   ----------  ----------   ----------    ----------
     U.S. Treasury securities and
       obligations of U.S.
       Government agencies         $   53,162  $      200   $      --     $   53,362
     Other debt securities             49,800          --       (3,231)       46,569
                                   ----------  ----------   ----------    ----------
                                   $  102,962  $      200   $   (3,231)   $   99,931
                                   ==========  ==========   ==========    ==========

                                             Available-For-Sale Securities
                                   -------------------------------------------------
                                                 Gross         Gross
                                    Amortized  Unrealized   Unrealized      Market
                                      Cost       Gains        Losses        Value
                                   ----------  ----------   ----------    ----------
     Other debt securites          $1,186,768  $       --   $  (25,799)   $1,160,969
     Equity securities                386,760          --       (7,360)      379,400
                                   ----------  ----------   ----------    ----------
                                   $1,573,528  $       --   $  (33,159)   $1,540,369
                                   ==========  ==========   ==========    ==========

The amortized cost and market value of debt securities at December 31, 1995 by contractual maturity are as follows:

                                                            Amortized        Market
                                                              Cost           Value
                                                           -----------     ----------
Held-to-maturity securities:
  Due after five through ten years                         $    49,800     $   50,243
                                                           ===========     ==========


                                                            Amortized        Market
                                                              Cost           Value
                                                           -----------     ----------
Available-for-sale securities:
  Due in one year or less                                  $   432,971     $  432,533
  Due after one year through five years                        940,387        951,963
  Due after five years through ten years                            --             --
  Due after ten years                                               --             --
                                                           -----------     ----------
                                                             1,373,358      1,384,496
  Equity securities                                            134,257        149,156
                                                           -----------     ----------
                                                           $ 1,507,615     $1,533,652
                                                           ===========     ==========

Total investment securities                                $ 1,557,415     $1,583,895
                                                           ===========     ==========

FKF, INC.


NOTE C--CERTIFICATE RESERVES
At December 31, 1995, the carrying value of face-amount certificate reserves, by type of certificate, and annual rates of accumulation thereon were as follows:

                                                             Carrying    Accumulation
                                                              Value          Rate
                                                           -----------   ------------
Installment payment certificates:
  Series 20                                                $         0      3-1/4%
  Series 20L                                                    28,705      3-1/8%
  Series 20LA                                                   20,102      3-1/8%
                                                           -----------
                                                                48,807
Single payment certificates:
  Series 27                                                    594,664      3-1/2%
  Series 27A                                                    18,995      3-1/2%
                                                           -----------
                                                               613,659
Unapplied advance payments on
  installment certificates                                      19,239      3-1/8%
  Additional amounts accrued or credited                       595,811
                                                           -----------
                                                           $ 1,277,516

Redemptions of outstanding face-amount certificates, as provided by the respective certificates, totaled $197,398 and $136,857 during the years ended December 31, 1995 and 1994, respectively.

Under the provisions of Series 20LA and 27A face-amount certificates, the Company is required to maintain a special share reserve with a depositary consisting of all shares of Boatmen's Bancshares, Inc. common stock of certificate holders which have been purchased under the terms of their certificates. At
December 31, 1995, 1,210 shares of common stock of Boatmen's Bancshares, Inc. were on deposit with Brenton Bank, N.A. Dividends paid on such shares of common stock are credited to the reserves and unapplied payments of the corresponding face-amount certificates.



NOTE D--ADDITIONAL AMOUNTS ACCRUED OR CREDITED

The income earned by the Company from the investment of funds derived solely from the assets comprising face-amount certificate reserves, after allowance for taxes, are applied: first, to the payment of the stated rate of interest set forth in the face-amount certificates; second, to the payment of annual management fees equal to one percent of the average outstanding balance of face-amount certificate reserves; third, to additional credits up to four percent of the face-amount certificate reserves; and fourth, the remainder of said income, if any, is divided equally between the Company and said face-amount certificate holders.

FKF, INC.


NOTE E--INCOME TAXES

The reasons for the difference between income tax expense and the amount computed by applying the statutory Federal income tax rate, 35%, before income taxes were:

                                                     1995       1994       1993
                                                   -------     -------    -------
  Provision at statutory rate                      $ 5,941     $ 4,453    $ 5,610
  Effect of non-taxable interest income             (  897)     (  897)    (  897)
  Effect of non-taxable dividend income             (1,711)     (1,730)    (2,271)
                                                   -------     -------    -------
                                                   $ 3,333     $ 1,826    $ 2,442
                                                   =======     =======    =======


                                                                                                                   Schedule I
                                                             FKF, Inc.
                                         Investments in Securities of Unaffiliated Issuers
                                                         December 31, 1995

                                                                  Number of
                                                                  Shares or
                                                                  Principal
                                                                  Amount of
                                                                  Bonds and                          Market          Market
             Name of Issuer and Title of Issue                      Notes            Cost          Adjustment        Value
 ----------------------------------------------------------      -----------      -----------      ----------      -----------
 HELD-TO-MATURITY SECURITIES

 Other Bonds:
   Public Housing Authority, Cook County,
     Illinois, 5.125% due May 1, 2005                            $    50,000      $    49,800      $      443      $    50,243
                                                                                  -----------      ----------      -----------

 Total Held-to-Maturity Securities                                                     49,800             443           50,243
                                                                                  -----------      ----------      -----------


 AVAILABLE-FOR-SALE SECURITIES

 U.S. Treasury Notes:
   5.875%, due August 15, 1998                                        50,000           49,655             870           50,525


 Other Bonds:
   Federal Agency, FHLB 4.31%, due February 14, 1996                 200,000          200,000            (563)         199,437
   Federal Agency, FHLB 5.87%, due June 26, 1998                     350,000          349,908           2,389          352,297
   Federal Agency, FNMA 5.375%, due June 10, 1998                    300,000          290,892           6,764          297,656
   Federal Agency, SLMA 3.77%, due July 16, 1997                     250,000          249,932           1,553          251,485
   Federal Agency, SLMA variable rate, due October 22, 1996          100,000          100,000             125          100,125
                                                                                  -----------      ----------      -----------
                                                                                    1,190,732          10,268        1,201,000

 Other Securities:
   Preferred Stocks:
     Cleveland Electric Illuminating, 7.40%                              250           21,406          (2,656)          18,750
     Florida Power and Light Company, 7.28%                              300           25,237           6,112           31,349
     GTE of California, 7.48%                                            180           16,020           2,070           18,090
     Gulf States Utilities, 8.80%                                        135           12,756             906           13,662
     Northern States Power, 7.00%                                        220           18,233           3,768           22,001
     Tampa Electric, 8.00%                                               230           21,850           1,811           23,661
     Texas Utilities Power Co., 7.20%                                    220           18,755           2,888           21,643
                                                                                  -----------      ----------      -----------
                                                                                      134,257          14,899          149,156
 Short-term U.S. Government Securities:
   Brenton Money Market                                              132,971          132,971             N/A          132,971
                                                                                  -----------      ----------      -----------

 Total Available-for-Sale Securities                                                1,507,615          26,037        1,533,652
                                                                                  -----------      ----------      -----------

 TOTAL INVESTMENT SECURITIES                                                      $ 1,557,415      $   26,480      $ 1,583,895
                                                                                  ===========      ==========      ===========


 Note 1 Generally, market value is determined on the last business day of the year by using either the last reported sales price, the mean between the last quoted bid and asked prices, or if quotations are not available, management's best estimate of the fair value.

 Note 2 Held-to-maturity securities are stated at cost, while Available-for-sale securities are stated at market value.

 Note 3 The aggregate cost for Federal income tax purposes is $1,557,415


                                                                                                 Schedule V

                                            FKF, Inc.

                                    Qualified Assets on Deposit

                                        December 31, 1995




                                                              First Mortgages
                                                              and Other First
                                             Investment        Liens on Real
  Name of Depository         Cash            Securities           Estate           Other             Total
 -------------------     -----------       --------------     ---------------    ---------       --------------
Brenton Bank, N.A        $      521        $   1,507,760      $            --    $     --        $   1,508,281

State of Illinois                --               49,655                   --          --               49,655
                         -----------       --------------     ----------------   ---------       --------------
                         $      521        $   1,557,415      $            --    $     --        $   1,557,936
                         ===========       ==============     ================   =========       ==============


                                                                                                Schedule XI
                                                FKF, Inc.
                                          Certificate Reserves
                                      Year Ended December 31, 1995





                                 Balance at Beginning of Year                       Additions
                          ---------------------------------------     ---------------------------------------

                                           Amount                                    Reserve        Charged
                            Number           of          Amount        Charged     Payments by        to
                              of          Maturity         of             to       Certificate       Other
  Description              Accounts        Value        Reserves        Income       Holders        Accounts
-----------------         ----------     ----------    ----------     ---------   -------------    ----------
Series 20
installment
payment
face-amount
certifcates (2.52%
yield to maturity):

Monthly Payments
       1-12                              $             $              $           $                $
      13-24
      25-36
      37-48
      49-60
      61-72
      73-84
      85-96
     Paid-up                       6            249           488            11
                          ----------     ----------    ----------     ---------   -----------      ----------

Total Certificates                 6            249           488            11

Additional Credits                              426           426            18
                          ----------     ----------    ----------     ---------   -----------      ----------


Total                              6     $      675    $      914     $      29   $                $
                          ==========     ==========    ==========     =========   ===========      ==========




                                            Deductions                                 Balance at End of Year
                         -------------------------------------------------    ---------------------------------------
                                              Cash                                             Amount
                                           Surrenders      Cancellations        Number           of          Amount
                                             Prior              and               of          Maturity         of
                          Maturities      to Maturity       Withdrawals        Accounts        Value        Reserves
                         ------------    -------------    ----------------    ----------     ----------    ----------
Series 20
installment
payment
face-amount
certifcates (2.52%
yield to maturity):

Monthly Payments
       1-12              $               $                $                   $              $             $
      13-24
      25-36
      37-48
      49-60
      61-72
      73-84
      85-96
     Paid-up                       499
                          ------------   ----------       ----------          ---------      ---------     ----------

Total Certificates                 499

Additional Credits                 444
                          ------------   ----------       ----------          ---------      ---------     ----------


Total                     $        943   $                $                   $       0      $       0     $        0
                          ============   ==========       ==========          =========      =========     ==========


                                                                                                Schedule XI (continued)
                                                FKF, Inc.
                                          Certificate Reserves
                                      Year Ended December 31, 1994





                                 Balance at Beginning of Year                       Additions
                          ---------------------------------------     ---------------------------------------

                                           Amount                                    Reserve        Charged
                            Number           of          Amount        Charged     Payments by        to
                              of          Maturity         of             to       Certificate       Other
  Description              Accounts        Value        Reserves        Income       Holders        Accounts
-----------------         ----------     ----------    ----------     ---------   -------------    ----------
Series 20
installment
payment
face-amount
certifcates (2.52%
yield to maturity):

Monthly Payments
       1-12                              $             $              $           $                $
      13-24
      25-36
      37-48
      49-60
      61-72
      73-84
      85-96
     Paid-up                       6            249           473            15
                          ----------     ----------    ----------     ---------   -----------      ----------

Total Certificates                 6            249           473            15

Additional Credits                              390           390            36
                          ----------     ----------    ----------     ---------   -----------      ----------

Total                              6     $      639    $      863     $      51   $                $
                          ==========     ==========    ==========     =========   ===========      ==========




                                            Deductions                                Balance at End of Year
                         -------------------------------------------------    ---------------------------------------
                                              Cash                                             Amount
                                           Surrenders      Cancellations        Number           of          Amount
                                             Prior              and               of          Maturity         of
                          Maturities      to Maturity       Withdrawals        Accounts        Value        Reserves
                         ------------    -------------    ----------------    ----------     ----------    ----------
Series 20
installment
payment
face-amount
certifcates (2.52%
yield to maturity):

Monthly Payments
       1-12              $               $                $                   $              $             $
      13-24
      25-36
      37-48
      49-60
      61-72
      73-84
      85-96
     Paid-up                                                                          6            249            488
                         ------------    ----------       ----------          ---------      ---------     ----------

Total Certificates                                                                    6            249            488

Additional Credits                                                                                 426            426
                         ------------    ----------       ----------          ---------      ---------     ----------


Total                    $               $                $                   $       6      $     675     $      914
                         ============    ==========       ==========          =========      =========     ==========


                                                                                                Schedule XI (continued)
                                                FKF, Inc.
                                          Certificate Reserves
                                      Year Ended December 31, 1993





                                 Balance at Beginning of Year                       Additions
                          ---------------------------------------     ---------------------------------------

                                           Amount                                    Reserve        Charged
                            Number           of          Amount        Charged     Payments by        to
                              of          Maturity         of             to       Certificate       Other
  Description              Accounts        Value        Reserves        Income       Holders        Accounts
-----------------         ----------     ----------    ----------     ---------   -------------    ----------
Series 20
installment
payment
face-amount
certifcates (2.52%
yield to maturity):

Monthly Payments
       1-12                              $             $              $           $                $
      13-24
      25-36
      37-48
      49-60                        1          5,000         1,376
      61-72
      73-84
      85-96                        1          7,000         3,503           114
     Paid-up                      14          1,396         2,846            85
                          ----------     ----------    ----------     ---------   -----------      ----------

Total Certificates                16         13,396         7,725           199

Additional Credits                            5,262         5,262           467
                          ----------     ----------    ----------     ---------   -----------      ----------


Total                             16     $   18,658    $   12,987     $     666   $                $
                          ==========     ==========    ==========     =========   ===========      ==========




                                            Deductions                                Balance at End of Year
                         -------------------------------------------------    ---------------------------------------
                                              Cash                                             Amount
                                           Surrenders      Cancellations        Number           of          Amount
                                             Prior              and               of          Maturity         of
                          Maturities      to Maturity       Withdrawals        Accounts        Value        Reserves
                         ------------    -------------    ----------------    ----------     ----------    ----------
Series 20
installment
payment
face-amount
certifcates (2.52%
yield to maturity):

Monthly Payments
       1-12              $               $                $                   $              $             $
      13-24
      25-36
      37-48
      49-60                     1,376
      61-72
      73-84
      85-96                     3,617
     Paid-up                    2,458                                                 6            249            473
                         ------------    ----------       ----------          ---------      ---------     ----------

Total Certificates              7,451                                                 6            249            473

Additional Credits              5,339                                                              390            390
                         ------------    ----------       ----------          ---------      ---------     ----------


Total                    $     12,790    $                $                   $       6      $     639     $      863
                         ============    ==========       ==========          =========      =========     ==========

                                                                                                         Schedule XI (continued)
                                                             FKF, Inc.
                                                        Certificate Reserves
                                                    Year Ended December 31, 1995

                                Balance at Beginning of Year                Additions
                            ----------------------------------    ---------------------------------
                                          Amount                              Reserve       Charged
                             Number         of         Amount     Charged   Payments by        to
                               of        Maturity        of          to     Certificate       Other
    Description             Accounts      Value       Reserves     Income     Holders       Accounts
    -----------             --------     --------     --------    -------   -----------     --------
Series 20L installment
face-amount certificates
2.51% yield to maturity):

Monthly Payments
       1-12                    431     $ 1,013,000  $   29,107    $  845     $              $
      13-24                     44          94,000       9,145       255
      25-36                      8          11,000       1,938        38
      37-48                      1           1,000          30         1
      Paid-up                  133           2,873       5,636       141
                            ------     -----------  ----------    ------     ---------      ---------
Total Certificates             617       1,121,873      45,856     1,280

Additional Credits                          42,161      42,161     2,472
                            ------     -----------  ----------    ------     ---------      ---------

Total                          617     $ 1,164,034  $   88,017    $3,752     $              $
                            ======     ===========  ==========    ======     =========      =========

Series 20LA installment
face-amount certificates
2.51% yield to maturity):

Monthly Payments
       1-12                     63     $   286,000  $    9,713    $  266     $              $
      13-24                      3          26,000       2,958        69
      Paid-up                   15           3,033      11,660       304
                            ------     -----------  ----------    ------     ---------      ---------
Total Certificates              81         315,033      24,331       639

Additional Credits                          28,535      28,535     1,744
                            ------     -----------  ----------    ------     ---------      ---------

Total                           81     $   343,568  $   52,866    $2,383     $              $
                            ======     ===========  ==========    ======     =========      =========


                                            Deductions                         Balance at End of Year
                            ---------------------------------------       --------------------------------
                                            Cash                                        Amount
                                         Surrenders   Cancellations        Number         of       Amount
                                            Prior         and                of        Maturity      of
    Description             Maturities   to Maturity   Withdrawals        Accounts      Value     Reserves
    -----------             ----------   -----------  -------------       --------     --------   --------
Series 20L installment
face-amount certificates
2.51% yield to maturity):

Monthly Payments
       1-12                 $  7,303      $            $                 $   378      $ 862,000   $ 22,649
      13-24                    5,303                                          23         44,000      4,097
      25-36                    1,976                                           0              0          0
      37-48                        0                                           1          1,000         31
      Paid-up                  3,849                                          49            905      1,928
                            --------      --------     ---------         -------      ---------   --------
Total Certificates            18,431                                         451        907,905     28,705

Additional Credits            17,432                                                     27,201     27,201
                            --------      --------     ---------         -------      ---------   --------

Total                       $ 35,863      $            $                 $   451      $ 935,106   $ 55,906
                            ========      ========     =========         =======      =========   ========

Series 20LA installment
face-amount certificates
2.51% yield to maturity):

Monthly Payments
       1-12                 $  1,850      $            $                 $    52      $ 229,000   $  8,129
      13-24                      703                                           2         21,000      2,324
      Paid-up                  2,315                                          10          2,307      9,649
                            --------      --------     ---------         -------      ---------   --------
Total Certificates             4,868                                          64        252,307     20,102

Additional Credits             6,201                                                     24,078     24,078
                            --------      --------     ---------         -------      ---------   --------

Total                       $ 11,069      $            $                 $    64      $ 276,385   $ 44,180
                            ========      ========     =========         =======      =========   ========


                                                                                                         Schedule XI (continued)
                                                             FKF, Inc.
                                                        Certificate Reserves
                                                    Year Ended December 31, 1994

                                Balance at Beginning of Year                Additions
                            ----------------------------------    ---------------------------------
                                          Amount                              Reserve       Charged
                             Number         of         Amount     Charged   Payments by        to
                               of        Maturity        of          to     Certificate       Other
    Description             Accounts      Value       Reserves     Income     Holders       Accounts
    -----------             --------     --------     --------    -------   -----------     --------
Series 20L installment
face-amount certificates
2.51% yield to maturity):

Monthly Payments
       1-12                    493     $ 1,188,000  $   33,408    $  935     $              $
      13-24                     50         107,000      10,679       280
      25-36                     10          22,000       3,624       111
      37-48                      2           2,000         114         1
      Paid-up                  147           3,643       6,914       195
                            ------     -----------  ----------    ------     ---------      ---------
Total Certificates             702       1,322,643      54,739     1,522

Additional Credits                          47,035      47,035     4,088
                            ------     -----------  ----------    ------     ---------      ---------

Total                          702     $ 1,369,678  $  101,774    $5,610     $              $
                            ======     ===========  ==========    ======     =========      =========

Series 20LA installment
face-amount certificates
2.51% yield to maturity):

Monthly Payments
       1-12                     85     $   492,000  $   16,078    $  365     $              $
      13-24                      3          26,000       2,870        88
      25-36                      1           2,000         383
      Paid-up                   15           3,033      11,313       347
                            ------     -----------  ----------    ------     ---------      ---------
Total Certificates             104         523,033      30,644       800

Additional Credits                          34,291      34,291     3,035
                            ------     -----------  ----------    ------     ---------      ---------

Total                          104     $   557,324  $   64,935    $3,835     $              $
                            ======     ===========  ==========    ======     =========      =========


                                            Deductions                         Balance at End of Year
                            ---------------------------------------       --------------------------------
                                            Cash                                        Amount
                                         Surrenders   Cancellations        Number         of       Amount
                                            Prior         and                of        Maturity      of
    Description             Maturities   to Maturity   Withdrawals        Accounts      Value     Reserves
    -----------             ----------   -----------  -------------       --------     --------   --------
Series 20L installment
face-amount certificates
2.51% yield to maturity):

Monthly Payments
       1-12                 $  5,236      $            $                 $   431      $1,013,000  $ 29,107
      13-24                    1,814                                          44          94,000     9,145
      25-36                    1,797                                           8          11,000     1,938
      37-48                       85                                           1           1,000        30
      Paid-up                  1,473                                         133           2,873     5,636
                            --------      --------     ---------         -------      ----------  --------
Total Certificates            10,405                                         617       1,121,873    45,856

Additional Credits             8,962                                                      42,161    42,161
                            --------      --------     ---------         -------      ----------  --------

Total                       $ 19,367      $            $                 $   617      $1,164,034  $ 88,017
                            ========      ========     =========         =======      ==========  ========

Series 20LA installment
face-amount certificates
2.51% yield to maturity):

Monthly Payments
       1-12                 $  6,730      $            $                 $    63      $  286,000  $  9,713
      13-24                                                                    3          26,000     2,958
      25-36                      383
      Paid-up                                                                 15           3,033    11,660
                            --------      --------     ---------         -------      ----------  --------
Total Certificates             7,113                                          81         315,033    24,331

Additional Credits             8,791                                                      28,535    28,535
                            --------      --------     ---------         -------      ----------  --------

Total                       $ 15,904      $            $                 $    81      $  343,568  $ 52,866
                            ========      ========     =========         =======      ==========  ========


                                                                                                         Schedule XI (continued)
                                                             FKF, Inc.
                                                        Certificate Reserves
                                                    Year Ended December 31, 1993

                                Balance at Beginning of Year                Additions
                            ----------------------------------    ---------------------------------
                                          Amount                              Reserve       Charged
                             Number         of         Amount     Charged   Payments by        to
                               of        Maturity        of          to     Certificate       Other
    Description             Accounts      Value       Reserves     Income     Holders       Accounts
    -----------             --------     --------     --------    -------   -----------     --------
Series 20L installment
face-amount certificates
2.51% yield to maturity):

Monthly Payments
       1-12                    607     $ 1,672,153  $   48,325    $1,318     $              $
      13-24                     90         209,767      19,709       484
      25-36                     13          29,000       4,605       135
      37-48                      5          10,000       2,377        62
      Paid-up                  182           5,900      10,558       241
                            ------     -----------  ----------    ------     ---------      ---------
Total Certificates             897       1,926,820      85,574     2,240

Additional Credits                          70,634      70,634     6,577
                            ------     -----------  ----------    ------     ---------      ---------

Total                          897     $ 1,997,454  $  156,208    $8,817     $              $
                            ======     ===========  ==========    ======     =========      =========

Series 20LA installment
face-amount certificates
2.51% yield to maturity):

Monthly Payments
       1-12                    135     $   781,405  $   14,028    $  603     $              $
      13-24                      9          38,000       3,983        96
      25-36                      3           5,000         620        11
      Paid-up                   36          14,764      32,685       337
                            ------     -----------  ----------    ------     ---------      ---------
Total Certificates             183         839,169      51,316     1,047

Additional Credits                          54,643      54,643     4,252
                            ------     -----------  ----------    ------     ---------      ---------

Total                          183     $   893,812  $  105,959    $5,299     $              $
                            ======     ===========  ==========    ======     =========      =========


                                            Deductions                         Balance at End of Year
                            ---------------------------------------       --------------------------------
                                            Cash                                        Amount
                                         Surrenders   Cancellations        Number         of       Amount
                                            Prior         and                of        Maturity      of
    Description             Maturities   to Maturity   Withdrawals        Accounts      Value     Reserves
    -----------             ----------   -----------  -------------       --------     --------   --------
Series 20L installment
face-amount certificates
2.51% yield to maturity):

Monthly Payments
       1-12                 $ 17,731      $            $                 $   481      $1,187,154  $ 31,912
      13-24                    9,541                                          50         108,767    10,652
      25-36                    1,447                                           8          20,000     3,293
      37-48                    2,325                                           2           2,000       114
      Paid-up                  2,031                                         161           4,722     8,768
                            --------      --------     ---------         -------      ----------  --------
Total Certificates            33,075                                         702       1,322,643    54,739

Additional Credits            30,176                                                      47,035    47,035
                            --------      --------     ---------         -------      ----------  --------

Total                       $ 63,251      $            $                 $   702      $1,369,678  $101,774
                            ========      ========     =========         =======      ==========  ========

Series 20LA installment
face-amount certificates
2.51% yield to maturity):

Monthly Payments
       1-12                 $ 11,194      $            $                 $    75      $  486,405  $  3,437
      13-24                    1,209                                           3          26,000     2,870
      25-36                      248                                           1           2,000       383
      Paid-up                  9,068                                          25           8,629    23,954
                            --------      --------     ---------         -------      ----------  --------
Total Certificates            21,719                                         104         523,034    30,644

Additional Credits            24,604                                                      34,291    34,291
                            --------      --------     ---------         -------      ----------  --------

Total                       $ 46,323      $            $                 $   104      $  557,325  $ 64,935
                            ========      ========     =========         =======      ==========  ========



                                                                                           Schedule XI (continued)
                                               FKF, Inc.
                                         Certificate Reserves
                                      Year Ended December 31, 1995



                                 Balance at Beginning of Year                       Additions
                          ---------------------------------------     ---------------------------------------

                                           Amount                                    Reserve        Charged
                            Number           of          Amount        Charged     Payments by        to
                              of          Maturity         of             to       Certificate       Other
  Description              Accounts        Value        Reserves        Income       Holders        Accounts
-----------------         ----------     ----------    ----------     ---------   -------------    ----------
Series 27 single
payment face-
amount certificates
(3.2% yield to
maturity):


Total Certificates               447     $ 1,240,030   $   650,412    $  21,928   $                $

Additional Credits                           521,408       521,408       32,278
                          ----------     -----------   -----------    ---------   -----------      ----------

Total                            447     $ 1,761,438   $ 1,171,820    $  54,206   $                $
                          ==========     ===========   ===========    =========   ===========      ==========


Series 27A single
payment face-
amount investment
annuity certificates
(3.2% yield to
maturity):


Total Certificates                 9     $    13,140   $    17,951    $     641   $                $      757

Additional Credits                            12,204        12,204          866
                          ----------     -----------   -----------    ---------   -----------      ----------

Total                              9     $    25,344   $    30,155    $   1,507   $                $      757
                          ==========     ===========   ===========    =========   ===========      ==========




                                            Deductions                                Balance at End of Year
                         -------------------------------------------------    ---------------------------------------
                                              Cash                                             Amount
                                           Surrenders      Cancellations        Number           of          Amount
                                             Prior              and               of          Maturity         of
                          Maturities      to Maturity       Withdrawals        Accounts        Value        Reserves
                         ------------    -------------    ----------------    ----------     ----------    ----------
Series 27 single
payment face-
amount certificates
(3.2% yield to
maturity):


Total Certificates        $              $    77,676       $                  $     405      $ 1,124,030   $  594,664

Additional Credits                            63,191                                             490,495      490,495
                          ----------     -----------       -----------        ---------      -----------   ----------

Total                     $              $   140,867       $                  $     405      $ 1,614,525   $1,085,159
                          ==========     ===========       ===========        =========      ===========   ==========


Series 27A single
payment face-
amount investment
annuity certificates
(3.2% yield to
maturity):


Total Certificates        $              $       354       $                  $       8      $    12,920   $   18,995

Additional Credits                               228                                              12,842       12,842
                          ----------     -----------       -----------        ---------      -----------   ----------

Total                     $              $       582       $                  $       8      $    25,762   $   31,837
                          ==========     ===========       ===========        =========      ===========   ==========

Note: Additions charged to other accounts represent amounts credited to certificate reserves from dividends declared by Boatmen's
Bancshares, Inc. upon common stock beneficially owned by face-amount certificate holders.

                                                                                           Schedule XI (continued)
                                               FKF, Inc.
                                         Certificate Reserves
                                      Year Ended December 31, 1994


                                 Balance at Beginning of Year                       Additions
                          ---------------------------------------     ---------------------------------------

                                           Amount                                    Reserve        Charged
                            Number           of          Amount        Charged     Payments by        to
                              of          Maturity         of             to       Certificate       Other
  Description              Accounts        Value        Reserves        Income       Holders        Accounts
-----------------         ----------     ----------    ----------     ---------   -------------    ----------
Series 27 single
payment face-
amount certificates
(3.2% yield to
maturity):


Total Certificates               489     $ 1,365,490   $   675,312    $  23,208   $                $

Additional Credits                           511,370       511,370       47,754
                          ----------     -----------   -----------    ---------   -----------      ----------

Total                            489     $ 1,876,860   $ 1,186,682    $  70,962   $                $
                          ==========     ===========   ===========    =========   ===========      ==========


Series 27A single
payment face-
amount investment
annuity certificates
(3.2% yield to
maturity):


Total Certificates                11     $    16,670   $    21,451    $     758   $                $      471

Additional Credits                            14,012        14,012        1,454
                          ----------     -----------   -----------    ---------   -----------      ----------

Total                             11     $    30,682   $    35,463    $   2,212   $                $      471
                          ==========     ===========   ===========    =========   ===========      ==========




                                            Deductions                                Balance at End of Year
                         -------------------------------------------------    ---------------------------------------
                                              Cash                                             Amount
                                           Surrenders      Cancellations        Number           of          Amount
                                             Prior              and               of          Maturity         of
                          Maturities      to Maturity       Withdrawals        Accounts        Value        Reserves
                         ------------    -------------    ----------------    ----------     ----------    ----------
Series 27 single
payment face-
amount certificates
(3.2% yield to
maturity):


Total Certificates        $              $    48,108       $                  $     447      $ 1,240,030   $  650,412

Additional Credits                            37,716                                             521,408      521,408
                          ----------     -----------       -----------        ---------      -----------   ----------

Total                     $              $    85,824       $                  $     447      $ 1,761,438   $1,171,820
                          ==========     ===========       ===========        =========      ===========   ==========


Series 27A single
payment face-
amount investment
annuity certificates
(3.2% yield to
maturity):


Total Certificates        $              $     4,729       $                  $       9      $    13,140   $   17,951

Additional Credits                             3,262                                              12,204       12,204
                          ----------     -----------       -----------        ---------      -----------   ----------

Total                     $              $     7,991       $                  $       9      $    25,344   $   30,155
                          ==========     ===========       ===========        =========      ===========   ==========

Note: Additions charged to other accounts represent amounts credited to certificate reserves from dividends declared by Boatmen's
Bancshares, Inc. upon common stock beneficially owned by face-amount certificate holders.


                                                                                           Schedule XI (continued)
                                               FKF, Inc.
                                         Certificate Reserves
                                      Year Ended December 31, 1994





                                 Balance at Beginning of Year                       Additions
                          ---------------------------------------     ---------------------------------------

                                           Amount                                    Reserve        Charged
                            Number           of          Amount        Charged     Payments by        to
                              of          Maturity         of             to       Certificate       Other
  Description              Accounts        Value        Reserves        Income       Holders        Accounts
-----------------         ----------     ----------    ----------     ---------   -------------    ----------
Series 27 single
payment face-
amount certificates
(3.2% yield to
maturity):


Total Certificates               569     $ 1,527,930   $   765,610    $  26,269   $                $

Additional Credits                           541,977       541,977       58,032
                          ----------     -----------   -----------    ---------   -----------      ----------

Total                            569     $ 2,069,907   $ 1,307,587    $  84,301   $                $
                          ==========     ===========   ===========    =========   ===========      ==========


Series 27A single
payment face-
amount investment
annuity certificates
(3.2% yield to
maturity):


Total Certificates                13     $    17,970   $    21,627    $     763   $                $      676

Additional Credits                            13,456        13,456        1,590
                          ----------     -----------   -----------    ---------   -----------      ----------

Total                             13     $    31,426   $    35,083    $   2,353   $                $      676
                          ==========     ===========   ===========    =========   ===========      ==========




                                            Deductions                                Balance at End of Year
                         -------------------------------------------------    ---------------------------------------
                                              Cash                                             Amount
                                           Surrenders      Cancellations        Number           of          Amount
                                             Prior              and               of          Maturity         of
                          Maturities      to Maturity       Withdrawals        Accounts        Value        Reserves
                         ------------    -------------    ----------------    ----------     ----------    ----------
Series 27 single
payment face-
amount certificates
(3.2% yield to
maturity):


Total Certificates        $              $   116,567       $                  $     489      $ 1,365,490   $  675,312

Additional Credits                            88,639                                             511,370      511,370
                          ----------     -----------       -----------        ---------      -----------   ----------

Total                     $              $   205,206       $                  $     489      $ 1,876,860   $1,186,682
                          ==========     ===========       ===========        =========      ===========   ==========


Series 27A single
payment face-
amount investment
annuity certificates
(3.2% yield to
maturity):


Total Certificates        $              $     1,615       $                  $      11      $    16,670   $   21,451

Additional Credits                             1,034                                              14,012       14,012
                          ----------     -----------       -----------        ---------      -----------   ----------

Total                     $              $     2,649       $                  $      11      $    30,682   $   35,463
                          ==========     ===========       ===========        =========      ===========   ==========

Note: Additions charged to other accounts represent amounts credited to certificate reserves from dividends declared by Boatmen's
Bancshares, Inc. upon common stock beneficially owned by face-amount certificate holders.

                                                FKF, Inc.                                   Schedule XI (continued)
                                                                                            -----------------------

                      Amounts Periodically Credited to Certificate Holders' Accounts
                      to Accumulate the Maturity Amount of Installment Certificates


                                                  Series 20
                                                  ---------

                                         Amount credited     Amount credited to    Total credited
         Payments made by       Less       to reserve        reserves to mature      to reserves       Accumulative
Year    Certificate holders   loading       to mature       by charges to income      to mature            total
----    -------------------   -------    ---------------    --------------------   --------------      ------------
 1st          38.10            19.04          19.06                  .62                19.68              19.68

 2nd          38.10             2.66          35.44                 1.80                37.24              56.92

 3rd          38.10             2.66          35.44                 3.00                38.44              95.36

 4th          38.10             2.66          35.44                 4.26                39.70             135.06

 5th          38.10             2.66          35.44                 5.54                40.98             176.04

 6th          38.10             1.52          36.58                 6.92                43.50             219.54

 7th          38.10             1.52          36.58                 8.32                44.90             264.44

 8th          38.10             1.52          36.58                 9.78                46.36             310.80

 9th          38.10             1.52          36.58                11.28                47.86             358.66

10th          38.10             1.52          36.58                12.86                49.44             408.10

11th          38.10             1.52          36.58                14.44                51.02             459.12

12th          38.10             1.52          36.58                16.12                52.70             511.82

13th          38.10             1.52          36.58                17.84                54.42             566.24

14th          38.10             1.52          36.58                19.60                56.18             622.42

15th          38.10             1.52          36.58                21.42                58.00             680.42

16th          38.10             1.52          36.58                23.32                59.90             740.32

17th          38.10             1.52          36.58                25.26                61.84             802.16

18th          38.10             1.52          36.58                27.26                63.84             866.00

19th          38.10             1.52          36.58                29.34                65.92             931.92

20th          38.10             1.52          36.58                31.50                68.08           1,000.00

                                                        FKF, Inc.                           Schedule XI (continued)
                                                                                            -----------------------

                           Amounts Periodically Credited to Certificate Holders' Accounts
                           to Accumulate the Maturity Amount of Installment Certificates

                               Certificate Series 20L and 20LA per $1,000 Face Amount
                               ------------------------------------------------------
                                                Monthly Payment Basis
                                                ---------------------

           Annual gross                  Amount credited     Amount credited to    Total credited
         payments made by       Less       to reserves       reserves to mature      to reserves       Accumulative
Year    certificate holders   loading       to mature       by charges to income      to mature            total
----    -------------------   -------    ---------------    --------------------   --------------      ------------
 1st          51.00            5.76           45.24                  .77                46.01              46.01

 2nd          51.00            5.76           45.24                 2.18                47.42              93.43

 3rd          51.00            5.76           45.24                 3.63                48.87             142.30

 4th          51.00            5.76           45.24                 5.13                50.37             192.67

 5th          51.00            5.76           45.24                 6.88                52.12             244.79

 6th          51.00            5.76           45.24                 8.07                53.31             298.10

 7th          51.00            5.76           45.24                 9.91                55.15             353.25

 8th          51.00            5.76           45.24                11.60                56.84             410.09

 9th          51.00            5.76           45.24                13.34                58.58             468.67

10th          51.00            5.76           45.24                15.14                60.38             529.05

11th          51.00            5.76           45.24                16.99                62.23             591.28

12th          51.00            5.76           45.24                18.90                64.14             655.42

13th          51.00            5.76           45.24                20.86                66.10             721.52

14th          51.00            5.76           45.24                22.89                68.13             789.65

15th          51.00            5.76           45.24                24.68                69.92             859.57

16th                                                               26.66                26.66             886.23

17th                                                               27.17                27.17             913.40

18th                                                               28.00                28.00             941.40

19th                                                               28.86                28.86             970.26

20th                                                               29.74                29.74           1,000.00

                                                        FKF, Inc.                            Schedule XI (continued)
                                                                                             -----------------------

                              Amounts Periodically Credited to Certificate Holders' Accounts
                              to Accumulate the Maturity Amount of Installment Certificates

                                 Certificate Series 20L and 20LA per $1,000 Face Amount
                                 ------------------------------------------------------
                                                   Annual Payment Basis
                                                   --------------------

           Annual gross                  Amount credited     Amount credited to    Total credited
         payments made by       Less       to reserves       reserves to mature      to reserves       Accumulative
Year    certificate holders   loading       to mature       by charges to income      to mature            total
----    -------------------   -------    ---------------    --------------------   --------------      ------------
 1st          48.00            3.36           44.64                 1.37                46.01              46.01

 2nd          48.00            3.36           44.64                 2.78                47.42              93.43

 3rd          48.00            3.36           44.64                 4.23                48.87             142.30

 4th          48.00            3.36           44.64                 5.73                50.37             192.67

 5th          48.00            3.36           44.64                 7.48                52.12             244.79

 6th          48.00            3.36           44.64                 8.67                53.31             298.10

 7th          48.00            3.36           44.64                10.51                55.15             353.25

 8th          48.00            3.36           44.64                12.20                56.84             410.09

 9th          48.00            3.36           44.64                13.94                58.58             468.67

10th          48.00            3.36           44.64                15.74                60.38             529.05

11th          48.00            3.36           44.64                17.59                62.23             591.28

12th          48.00            3.36          44.64                 19.50                64.14             655.42

13th          48.00            3.36          44.64                 21.46                66.10             721.52

14th          48.00            3.36          44.64                 23.49                68.13             789.65

15th          48.00            3.36          44.64                 25.28                69.92             859.57

16th                                                               26.66                26.66             886.23

17th                                                               27.17                27.17             913.40

18th                                                               28.00                28.00             941.40

19th                                                               28.86                28.86             970.26

20th                                                               29.74                29.74           1,000.00

                                                                             31

                                                      FKF, Inc.                             Schedule XI (continued)
                                                                                            -----------------------

                           Amounts Periodically Credited to Certificate Holders' Accounts
                           to Accumulate the Maturity Amount of Installment Certificates

                                                      Series 27
                                                      ---------

           Annual gross                  Amount credited     Amount credited to    Total credited
         payments made by       Less       to reserves       reserves to mature      to reserves       Accumulative
Year    certificate holders   loading       to mature       by charges to income      to mature            total
----    -------------------   -------    ---------------    --------------------   --------------      ------------
 1st          425.00           29.75          395.25               13.83                409.08            409.08

 2nd                                                               14.31                 14.31            423.39

 3rd                                                               14.81                 14.81            438.20

 4th                                                               15.33                 15.33            453.53

 5th                                                               15.86                 15.86            469.39

 6th                                                               16.42                 16.42            485.81

 7th                                                               16.99                 16.99            502.80

 8th                                                               17.58                 17.58            520.38

 9th                                                               18.20                 18.20            538.58

10th                                                               18.84                 18.84            557.42

11th                                                               19.50                 19.50            576.92

12th                                                               20.18                 20.18            597.10

13th                                                               20.88                 20.88            617.98

14th                                                               21.61                 21.61            639.59

15th                                                               22.37                 22.37            661.96

16th                                                               23.15                 23.15            685.11

17th                                                               23.96                 23.96            709.07

18th                                                               24.80                 24.80            733.87

19th                                                               25.67                 25.67            759.54

20th                                                               26.57                 26.57            786.11

21st                                                               27.50                 27.50            813.61

22nd                                                               28.46                 28.46            842.07

23rd                                                               29.45                 29.45            871.52

24th                                                               30.48                 30.48            902.00

25th                                                               31.54                 31.54            933.54

26th                                                               32.66                 32.66            966.20

27th                                                               33.80                 33.80          1,000.00

                                                                             32

                                                     FKF, Inc.                              Schedule XI (continued)
                                                                                            -----------------------

                          Amounts Periodically Credited to Certificate Holders' Accounts
                          to Accumulate the Maturity Amount of Installment Certificates

                                                     Series 27A
                                                     ----------

           Annual gross                  Amount credited     Amount credited to    Total credited
         payments made by       Less       to reserves       reserves to mature      to reserves       Accumulative
Year    certificate holders   loading       to mature       by charges to income      to mature            total
----    -------------------   -------    ---------------    --------------------   --------------      ------------
 1st          425.00           29.75          395.25               13.83                409.08            409.08

 2nd                                                               14.31                 14.31            423.39

 3rd                                                               14.81                 14.81            438.20

 4th                                                               15.33                 15.33            453.53

 5th                                                               15.86                 15.86            469.39

 6th                                                               16.42                 16.42            485.81

 7th                                                               16.99                 16.99            502.80

 8th                                                               17.58                 17.58            520.38

 9th                                                               18.20                 18.20            538.58

10th                                                               18.84                 18.84            557.42

11th                                                               19.50                 19.50            576.92

12th                                                               20.18                 20.18            597.10

13th                                                               20.88                 20.88            617.98

14th                                                               21.61                 21.61            639.59

15th                                                               22.37                 22.37            661.96

16th                                                               23.15                 23.15            685.11

17th                                                               23.96                 23.96            709.07

18th                                                               24.80                 24.80            733.87

19th                                                               25.67                 25.67            759.54

20th                                                               26.57                 26.57            786.11

21st                                                               27.50                 27.50            813.61

22nd                                                               28.46                 28.46            842.07

23rd                                                               29.45                 29.45            871.52

24th                                                               30.48                 30.48            902.00

25th                                                               31.54                 31.54            933.54

26th                                                               32.66                 32.66            966.20

27th                                                               33.80                 33.80          1,000.00

                           INDEX TO EXHIBITS
                           -----------------

The following documents are filed as exhibits to this report or are incorporated by reference by specific reference to previous filings with the Commission:

Exhibit No.
-----------

       (3) Articles of Incorporation and Bylaws of Registrant are on file with the Commission as exhibits to Registrant's Form N-8B-4 Report filed on October 25, 1977, which documents are hereby incorporated by reference.

       (4) Copies of or specimen copies of each of the outstanding face-amount certificates, that being Series 20, 20L, 20LA, 27 and 27A, and a copy of an order of the United States District Court for the District of Kansas, dated May 2, 1977, are on file with the Commission as exhibits to Registrant's Form N-8B-4 Report filed on October 25, 1977, which documents are hereby incorporated by reference.

       (10) A copy of the Depositary Agreement, dated October 23, 1962, as supplemented and assigned, is on file with the Commission as an exhibit to Registrant's Form N-8B-4 Report filed on October 25, 1977, and a copy of the Second Amendment to the Depositary Agreement dated November 6, 1981, is filed as an exhibit to the 1981 Form 10-K dated March 16, 1982, which documents are hereby incorporated by reference.

       (13) Registrant's Annual Report to Shareholder consists of the financial statements submitted herewith on pages 9 through 19.

       (16) A copy of the letter regarding the change in certifying accountants dated March 18, 1993, is on file with the Commission as an exhibit to Registrant's Form 8-K filed on March 18, 1993, which document is hereby incorporated by reference.