Form 10-K405
period 1996-12-31
FKF INC
filed 1997-03-31
CIK 215884

                              UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                              FORM 10-K

[X]   Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [Fee Required]
For the fiscal year ended December 31, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
For the Transition period from ---------- to ----------

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

Registrant's telephone number, including area code:  515/235-7177

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.299.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997:
      None

The number of shares outstanding of the issuer's classes of common stock as of February 28, 1997:
      Common Stock, $1 Par Value - 250,000

OMISSION OF INFORMATION BY CERTAIN WHOLLY-OWNED SUBSIDIARIES: REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                  DOCUMENTS INCORPORATED BY REFERENCE
                              None

                                        TABLE OF CONTENTS

                                           Item                                         Page No.
                                           ----                                         --------

PART I
------

      Item 1.  Business                                                                        2
      -------

      Item 2.  Properties                                                                      2
      -------

      Item 3.  Legal Proceeding                                                                2
      -------

      Item 4.  Submission of Matters to a Vote of Security Holders                             3
      -------



PART II
-------

      Item 5.  Market for Registrant's Common Stock and Related Security Holder Matters        3
      -------

      Item 6.  Selected Financial Data                                                         3
      -------

      Item 7.  Management's Discussion and Analysis of Financial Condition and
      -------    Results of Operations                                                       3-4

      Item 8.  Financial Statements and Supplementary Data                                     4
      -------

      Item 9.  Changes in and Disagreements with Accountants on
      -------    Accounting and Financial Disclosure                                           4



PART III
--------

      Item 10. Directors and Executive Officers of Registrant                                  4
      --------

      Item 11. Executive Compensation                                                          4
      --------

      Item 12. Security Ownership of Certain Beneficial Owners and Management                  4
      --------

      Item 13. Certain Relationships and Related Transactions                                  5
      --------


PART IV
-------

      Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K               5-6
      --------



SIGNATURES                                                                                     7
----------

                                                                           1

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

      There are no restrictions that would prohibit the payment of dividends out of retained earnings. Registrant has declared and paid dividends amounting to $20,000 in 1996, $0 in 1995 and $30,000 in 1994.

ITEM 6.     SELECTED FINANCIAL DATA
-------     -----------------------

      Not applicable under the reduced disclosure rules.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
-------     ----------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

      Liquidity.  The outstanding face-amount certificates of Registrant may
      ---------
be redeemed, with certain exceptions, at the request of the certificates' holders. The redemptions of such certificates are funded by the income stream of Registrant, from conversion of assets, and if such should be required, from borrowing.

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

      Capital Resources.  Registrant, other than its obligations to fund the
      -----------------
redemption of face-amount certificates, to pay management fees to BBII equal to one percent of the average outstanding face-amount certificate liability and to pay certain expenses incurred directly by Registrant, does not have outstanding commitments of a material nature which would adversely affect Registrant's capital resources.

      Results of Operations - Earnings Analysis, 1996 vs. 1995.  Net income
      --------------------------------------------------------
decreased $5,000 in 1996, or 35.7%, to $9,000, down from $14,000 in 1995.
The decrease was primarily attributable to lower yields on the reinvested proceeds of matured or called investments and to a lower average balance of investment securities.

      For 1996, the average rate earned on average qualified investment securities was 6.3%, compared to 6.5% in 1995. Interest income on investment securities was down $11,000 in 1996, or 10.9%, to $90,000, compared to $101,000 in 1995. Investment expense (consisting of management fees) increased $1,000 in 1996, or 7.7%, to $14,000, up from $13,000 in 1995.

      The provision for certificate reserves was $62,000 in 1996, compared to $66,000 in 1995. The provision consists of amounts called for by the terms of the outstanding certificates plus amounts credited under the Additional Credit policy of Registrant.

      Other operating income increased in 1996 by $5,000, or 166.7%, to $8,000, up from $3,000 in 1995. Other operating expenses increased $4,000 in 1996, or 57.1%, to $11,000, up from $7,000 in 1995.

      On a per share basis, net income was $.04 for 1996, a 20% decrease from the $.05 earned in 1995.

      Results of Operations - Earnings Analysis, 1995 vs. 1994.  Net income
      --------------------------------------------------------
increased $3,000 in 1995, or 27.3%, to $14,000, up from $11,000 in 1994.  The increase was primarily attributable to reductions in data processing expense, audit fees and the reversal of an overaccrual for additional credit expense for 1994 and 1995.

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

      On a per share basis, net income was $.05 for 1995, a 25% increase from the $.04 earned in 1994.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------     -------------------------------------------

      The financial statements of Registrant for the years 1996, 1995 and 1994 are submitted herewith on pages 9 through 17.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
-------     ---------------------------------------------
            ON ACCOUNTING AND FINANCIAL DISCLOSURE
            --------------------------------------

      None



                                PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
--------    ----------------------------------------------

      Not applicable under the reduced disclosure rules.

ITEM 11.    EXECUTIVE COMPENSATION
--------    ----------------------

      Not applicable under the reduced disclosure rules.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
--------    -----------------------------------------------
            AND MANAGEMENT
            --------------

      Not applicable under the reduced disclosure rules.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------    ----------------------------------------------

      Not applicable under the reduced disclosure rules.

                                   PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM  8-K
--------    ----------------------------------------------------------------

      (a)  (1)    The following financial statements and independent
                  auditor's report of Registrant are included in Item 8:

                                                                                                      Page No.
                                                                                                      --------

                     Independent Auditors' Report - Ernst & Young LLP                                      8
                     Balance Sheets - December 31, 1996 and 1995                                           9
                     Statements of Operations - Years Ended December 31, 1996, 1995 and 1994              10
                     Statements of Changes in Shareholder's Equity -
                        Years Ended December 31, 1996, 1995 and 1994                                      11
                     Statements of Cash Flows - Years Ended December 31, 1996, 1995 and 1994              12
                     Notes to Financial Statements                                                     13-17

      (a)  (2)    The following financial statement schedules are included
                  in Item 14(d):

                                                                                                      Page No.
                                                                                                      --------

                     Schedule I - Investments in Securities of Unaffiliated Issuer -
                        December 31, 1996                                                                 18
                     Schedule V - Qualified Assets on Deposit - December 31, 1996                         19
                     Schedule XI - Certificate Reserves - Years Ended December 31, 1996,
                        1995 and 1994                                                                  20-32

                  Other financial statement schedules required by Article 6 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.


      (a)  (3)    Listing of Exhibits - The following documents are filed as
                  -------------------
                  exhibits to this report or are incorporated by reference by specific reference to previous filings with the
                  Commission:

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




                     (10)       A copy of the Depository Agreement, dated
                                October 23, 1962, as supplemented and
                                assigned, is on file with the Commission as an exhibit to Registrant's Form N-8B-4
                                Report filed on October 25, 1977, and a copy of the Second Amendment to the Depository
                                Agreement dated November 6, 1981, is
                                filed as an exhibit to the 1981 Form
                                10-K dated March 16, 1982, which
                                documents are hereby incorporated by
                                reference.

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

      (b)   Reports on Form 8-K - Registrant did not file a report on Form
            -------------------
            8-K during the fourth quarter of 1996.

      (c)   Exhibits - The response to this portion of Item 14 is submitted
            --------
            as a separate section of this report on page 33.

      (d)   Financial Statement Schedules - The financial statement schedules
            -----------------------------
            of Registrant are submitted herewith on pages 18 through 32.

                              SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          FKF, Inc.


Date:   March 31, 1997            By:   /s/ Thomas M. Fix
      ----------------------            -----------------------------------
                                        Thomas M. Fix, President, CEO,
                                        Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicate.

      Date
      ----

March 31, 1997                   By:   /s/ Thomas M. Fix
---------------------------            -----------------------------------
                                       Thomas M. Fix, President, CEO,
                                       Treasurer and Director

March 31, 1997                   By:   /s/ Daniel J. Fliger
---------------------------            -----------------------------------
                                       Daniel J. Fliger, Secretary and Director


March 31, 1997                   By:   /s/ Kelly Swinton
---------------------------            -----------------------------------
                                       Kelly Swinton, Controller

                         Report of Independent Auditors


The Board of Directors and Shareholder
FKF, Inc.

We have audited the accompanying balance sheets of FKF, Inc. as of December 31, 1996 and 1995 and the related statements of operations, changes in shareholder's equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FKF, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


St. Louis, Missouri                  By: /s/ Ernst & Young LLP
March 25, 1997                           ---------------------

                                       BALANCE SHEETS

                                         FKF, INC.

                                                                         December 31
                                                                     1996          1995
                                                                 ------------  ------------
QUALIFIED ASSETS--Note B and Schedule V
   Cash                                                          $       298   $       521
   Interest and other receivables                                      9,696        20,450
   Investment securities--Note B and Schedule I:
      Held-to-maturity securities                                     49,800        49,800
      Available-for-sale securities                                1,376,206     1,533,652
                                                                 ------------  ------------

         Total investment securities                               1,426,006     1,583,452

   Current federal income taxes receivable from parent company         1,918         1,216
                                                                 ------------  ------------

                                                                 $ 1,437,918   $ 1,605,639
                                                                 ============  ============

CERTIFICATE RESERVES, LIABILITIES AND
   SHAREHOLDER'S EQUITY
   Certificate reserves--Note C and Schedule XI:
      Installment payment certificates                           $    23,018   $    48,807
      Single payment certificates                                    555,818       613,659
      Unapplied advance payments on
         installment certificates                                     12,147        19,239
      Additional amounts accrued or credited--Note D                 540,233       595,811
                                                                 ------------  ------------

                                                                   1,131,216     1,277,516

   Current liabilities:
      Deferred federal income taxes payable                            5,305         8,808
      Other                                                              575           525
                                                                 ------------  ------------

                                                                       5,880         9,333
                                                                 ------------  ------------
              CURRENT RESERVES AND
               CURRENT LIABILITIES                                 1,137,096     1,286,849

   Shareholder's Equity:
      Common Stock, par value $1--authorized 4,000,000
         shares; issued and outstanding 250,000 shares
         (all owned by Boatmen's Bancshares of Iowa, Inc.)           250,000       250,000
      Paid-in surplus                                                 12,906        12,906
      Retained earnings                                               28,064        38,655
      Net unrealized holding gains on
         available-for-sale securities                                 9,852        17,229
                                                                 ------------  ------------

                                                                     300,822       318,790
                                                                 ------------  ------------

                                                                 $ 1,437,918   $ 1,605,639
                                                                 ============  ============

See notes to financial statements                                          9

                                  STATEMENTS OF OPERATIONS

                                         FKF, INC.


                                                                            Years Ended December 31

                                                                     1996          1995           1994
                                                                 -----------    -----------    -----------
NET INVESTMENT INCOME
   Income on investment securities                               $  90,067      $ 100,671      $ 102,390
   Mangagement fees to parent company                              (13,581)       (12,706)       (13,416)
                                                                 -----------    -----------    -----------

                                                                    76,486         87,965         88,974
                                                                 -----------    -----------    -----------

PROVISION FOR CERTIFICATE RESERVES--Note D
   Specified interest credited to reserves                          22,285         25,181         27,120
   Provision for additional credits to reserves                     40,106         41,194         38,054
                                                                 -----------    -----------    -----------

                                                                    62,391         66,375         65,174
                                                                 -----------    -----------    -----------

      NET INVESTMENT INCOME LESS PROVISION
        FOR CERTIFICATE RESERVES                                    14,095         21,590         23,800
                                                                 -----------    -----------    -----------

OTHER OPERATING INCOME
   Securities gains                                                  7,274            151             --
   Miscellaneous                                                     1,066          2,620             --
                                                                 -----------    -----------    -----------

                                                                     8,340          2,771             --
                                                                 -----------    -----------    -----------

OTHER OPERATING EXPENSE
   Professional fees                                                    --             --          1,000
   Registration fees                                                   250            250            250
   Miscellaneous                                                    10,946          7,138          9,827
                                                                 -----------    -----------    -----------

                                                                    11,196          7,388         11,077
                                                                 -----------    -----------    -----------

      INCOME BEFORE INCOME TAXES                                    11,239         16,973         12,723

INCOME TAXES--Note E                                                 1,830          3,333          1,826
                                                                 -----------    -----------    -----------

      NET INCOME                                                 $   9,409      $  13,640      $  10,897
                                                                 ===========    ===========    ===========

Net income per share                                             $    0.04      $    0.05      $    0.04
                                                                 ===========    ===========    ===========

See notes to financial statements                                          10

                                      STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

                                                        FKF, INC.

                                                                                                 Net
                                                                                              Unrealized
                                                                                                Holding
                                                                                             Gains(Losses)
                                                    Common         Paid-in       Retained       on AFS
                                                    Stock          Surplus       Earnings     Securities       Total
                                                  ----------      ---------     ----------    -----------    ----------

BALANCE AT JANUARY 1, 1994                        $ 250,000       $ 12,906      $  44,118             --     $ 307,024

   Net Income                                            --             --         10,897             --        10,897

   Change in unrealized gains (losses) on
        available-for-sale securities,
        net of income taxes of $11,606                   --             --             --        (21,553)      (21,553)

   Cash dividend declared-$0.12 per share                --             --        (30,000)            --       (30,000)
                                                  ----------      ---------     ----------    -----------    ----------

BALANCE AT DECEMBER 31, 1994                      $ 250,000       $ 12,906      $  25,015     $  (21,553)    $ 266,368

   Net Income                                            --             --         13,640             --        13,640

   Change in unrealized gains (losses) on
        available-for-sale securities,
        net of income taxes of $(20,414)                 --             --             --         38,782        38,782
                                                  ----------      ---------     ----------    -----------    ----------

BALANCE AT DECEMBER 31, 1995                      $ 250,000       $ 12,906      $  38,655     $   17,229     $ 318,790

   Net Income                                            --             --          9,409             --         9,409

   Change in unrealized gains (losses) on
        available-for-sale securities,
        net of income taxes of $3,503                    --             --             --         (7,377)       (7,377)

   Cash dividend declared-$0.08 per share                --             --        (20,000)            --       (20,000)
                                                  ----------      ---------     ----------    -----------    ----------

BALANCE AT DECEMBER 31, 1996                      $ 250,000       $ 12,906      $  28,064     $    9,852     $ 300,822
                                                  ==========      =========     ==========    ===========    ==========


See notes to financial statements                                          11

                                      STATEMENTS OF CASH FLOWS

                                              FKF, INC.
                                                                            Years Ended December 31
                                                                       1996          1995          1994
                                                                    ---------     ----------    -----------
Net Income                                                          $   9,409     $   13,640    $    10,897
Operating Activities:
   Adjustments to reconcile net income to net
      cash provided by operating activities:
   Realized investment securities gain                                 (7,274)          (151)            --
   Provision for reserves                                              62,815         66,142         66,802
   Accretion of investment securities discounts                        (4,451)        (6,956)        (7,757)
   (Increase) decrease in accrued interest                             10,754           (433)        (2,968)
   Increase (decrease) in current liabilities                              50             57         (1,324)
   (Increase) decrease in other assets                                   (702)          (872)           (42)
                                                                    ---------     ----------    -----------
      Net Cash Provided by Operating Activities                        70,601         71,427         65,608
                                                                    ---------     ----------    -----------
Investing Activities:
   Proceeds from maturities of availiable-for-sale
      investment securities                                           758,018      1,029,975      1,305,758
   Purchase of available-for-sale investment securities              (599,728)      (903,792)    (1,204,679)
                                                                    ---------     ----------    -----------
      Net Cash Provided by Investing Activities                       158,290        126,183        101,079
                                                                    ---------     ----------    -----------

Financing Activities:
   Cash dividends paid                                                (20,000)            --        (30,000)
   Payments for redemption of face-amount
      certificates                                                   (209,114)      (197,398)      (136,857)
                                                                    ---------     ----------    -----------
      Net Cash Used by Financing Activities                          (229,114)      (197,398)      (166,857)
                                                                    ---------     ----------    -----------

      Increase (Decrease) in Cash and
         Cash Equivalents                                                (223)           212           (170)

Cash and cash equivalents at beginning of year                            521            309            479
                                                                    ---------     ----------    -----------

Cash and Cash Equivalents at End of Year                            $     298     $      521    $       309
                                                                    =========     ==========    ===========

Supplemental Disclosure of Cash Flow
   Information - Cash Paid During the Year
   for Income Taxes                                                 $   2,532     $    4,983    $     1,090
                                                                    =========     ==========    ===========

See notes to financial statements                                         12

NOTES TO FINANCIAL STATEMENTS

FKF, INC.

NOTE A--SIGNIFICANT ACCOUNTING POLICIES

Organization:  FKF, Inc., a wholly-owned subsidiary of Boatmen's Bancshares
------------
of Iowa, Inc. ("BBII"), is a face-amount certificate investment company as defined by Section 28 of the Investment Company Act of 1940. The Company was formed for the sole purpose of assuming the liabilities of First Kansas Financial, Inc. to holders of its face-amount certificates. First Kansas Financial, Inc. was the parent company of FKF, Inc. until its merger with and into BBII, a wholly-owned subsidiary of Boatmen's Bancshares, Inc. In accordance with this corporate purpose, the Company does not accept investments in face-amount certificates.

Cash and Cash Equivalents:   For purposes of reporting cash flows, cash and
-------------------------
cash equivalents include only cash as presented on the balance sheet.

Investment Securities:  Debt securities are classified as held-to-maturity
---------------------
when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost adjusted for accretion of discounts and amortization of premiums compiled by the straight-line method. Such amortization, interest and dividends are included in Income on Investment Securities. Realized gains and losses, and declines in value judged to be other-than-temporary are included in securities gains (losses). The cost of securities sold are determined on a specific identification basis.

Debt securities not classified as held-to-maturity and marketable equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity.

Face-Amount Certificate Reserves:  Face-amount certificate reserves are
--------------------------------
stated at the amount computed in accordance with the provisions of the respective certificates and Section 28 of the Investment Company Act of 1940.

Income Taxes:  The Company's taxable income is included in the consolidated
------------
income tax returns of Boatmen's Bancshares, Inc. The Company provides for income taxes as if separate returns are filed and remits to the parent company amounts that are currently payable.

Management Fees:  Management fees are charged by BBII for services provided
---------------
to the Company. Annual fees are computed at the rate of one percent of the average outstanding balance of face-amount certificate reserves.

Use of Estimates:  The preparation of financial statements in conformity with
----------------
generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FKF, INC.

Net Income Per Share:  Net income per share amounts are based on the weighted
--------------------
average number of common shares outstanding during the year.

NOTE B--QUALIFIED ASSETS

Under the provisions of its face-amount certificates and the Investment Company Act of 1940, the Company is required to have cash and qualified investments (as defined in Section 28(b) of the Act) with a value not less than the aggregate amount of the $250,000 capital stock requirement and the face-amount certificate reserves. At December 31, 1996, the company had qualified assets of $1,437,918 which exceeded the amount of qualified assets required under the Act of $1,381,216.

The average taxable equivalent rates of return for each type of investment security owned by the Company are as follows:

                                1996        1995        1994
                                ----        ----        ----

     U. S. Treasury Notes       5.7%        7.4%        8.3%

     Other Bonds                6.2%        6.3%        6.3%

     Other Securities           6.9%        7.1%        5.6%

As provided by the face-amount certificates, the Company must maintain qualified assets equal to the face-amount certificate reserves at a depository as security for the performance of its obligations. At December 31, 1996, $1,410,849 of investment securities (at amortized cost) were on deposit at the Brenton Bank, N.A. and with the State of Illinois to satisfy these requirements.


The following is a summary of held-to-maturity securities and available-for-sale securities at December 31, 1996:

                                                                Held-To-Maturity Securities
                                                  -------------------------------------------------------
                                                                    Gross           Gross
                                                   Amortized      Unrealized     Unrealized      Market
                                                     Cost           Gains          Losses        Value
                                                   ---------      ----------     ----------      ------
      Other debt securities                       $   49,800       $ 1,286        $    --      $   51,086
                                                  ==========       =======        =======      ==========

                                                               Available-For-Sale Securities
                                                  -------------------------------------------------------
                                                                    Gross           Gross
                                                   Amortized      Unrealized     Unrealized      Market
                                                     Cost           Gains          Losses        Value
                                                   ---------      ----------     ----------      ------
      U.S. Treasury securities
          and obligations of U.S.
          Government agencies                     $  198,484       $   284        $  (620)     $  198,148
      Other debt securities                        1,075,673         5,873             --       1,081,546
      Equity securities                               86,892        10,151          ( 531)         96,512
                                                  ----------       -------        -------      ----------
                                                  $1,361,049       $16,308        $(1,151)     $1,376,206
                                                  ==========       =======        =======      ==========

                                                                          14

FKF, INC.

The following is a summary of held-to-maturity securities and available-for-sale securities at December 31, 1995:

                                                                Held-To-Maturity Securities
                                                  ------------------------------------------------------
                                                                    Gross           Gross
                                                   Amortized      Unrealized     Unrealized      Market
                                                     Cost           Gains          Losses        Value
                                                   ---------      ----------     ----------      ------
      Other debt securities                       $   49,800       $   443        $    --      $  50,243
                                                  ==========       =======        =======      =========

                                                               Available-For-Sale Securities
                                                   -----------------------------------------------------
                                                                    Gross           Gross
                                                   Amortized      Unrealized     Unrealized      Market
                                                     Cost           Gains          Losses        Value
                                                   ---------      ----------     ----------      ------
      U.S. Treasury securities
          and obligations of U.S.
          Government agencies                     $   49,655       $   870        $    --      $   50,525
      Other debt securities                        1,323,703        10,831           (563)      1,333,971
      Equity securities                              134,257        17,555         (2,656)        149,156
                                                  ----------       -------        -------      ----------
                                                  $1,507,615       $29,256        $(3,219)     $1,533,652
                                                  ==========       =======        =======      ==========

The amortized cost and market value of debt securities at December 31, 1996 by contractual maturity are as follows:

                                                                        Amortized        Market
                                                                          Cost           Value
                                                                        ---------        ------
Held-to-maturity securities:
   Due after five through ten years                                    $   49,800     $   51,086
                                                                       ==========     ==========

                                                                        Amortized        Market
                                                                          Cost           Value
                                                                        ---------        ------
Available-for-sale securities:
   Due in one year or less                                             $  431,109     $  431,670
   Due after one year through five years                                  843,048        848,024
   Due after five years through ten years                                      --             --
   Due after ten years                                                         --             --
                                                                       ----------     ----------
                                                                        1,274,157      1,279,694
   Equity securities                                                       86,892         96,512
                                                                       ----------     ----------
                                                                       $1,361,049     $1,376,206
                                                                       ==========     ==========

Total investment securities                                            $1,410,849     $1,427,292
                                                                       ==========     ==========

                                                                          15

FKF, INC.


NOTE C--CERTIFICATE RESERVES

At December 31, 1996, the carrying value of face-amount certificate reserves, by type of certificate, and annual rates of accumulation thereon were as follows:

                                                                        Carrying         Accumulation
                                                                         Value               Rate
                                                                        --------         ------------
Installment payment certificates:
  Series 20L                                                           $   12,131           3-1/8%
  Series 20LA                                                              10,887           3-1/8%
                                                                       ----------
                                                                           23,018
Single payment certificates:
  Series 27                                                               539,520           3-1/2%
  Series 27A                                                               16,298           3-1/2%
                                                                       ----------
                                                                          555,818
Unapplied advance payments on
  installment certificates                                                 12,147           3-1/8%
Additional amounts accrued or credited                                    540,233
                                                                       ----------
                                                                       $1,131,216

Redemptions of outstanding face-amount certificates, as provided by the respective certificates, totaled $209,114 and $197,398 during the years ended December 31, 1996 and 1995, respectively.

Under the provisions of Series 20LA and 27A face-amount certificates, the Company is required to maintain a special share reserve with a depository consisting of all shares of Boatmen's Bancshares, Inc. common stock of certificate holders which have been purchased under the terms of their certificates. At December 31, 1996, 856 shares of common stock of Boatmen's Bancshares, Inc. were on deposit with Brenton Bank, N.A. Dividends paid on such shares of common stock are credited to the reserves and unapplied payments of the corresponding face-amount certificates.



NOTE D--ADDITIONAL AMOUNTS ACCRUED OR CREDITED

The income earned by the Company from the investment of funds derived solely from the assets comprising face-amount certificate reserves, after allowance for taxes, are applied: first, to the payment of the stated rate of interest set forth in the face-amount certificates; second, to the payment of annual management fees equal to one percent of the average outstanding balance of face-amount certificate reserves; third, to additional credits up to four percent of the face-amount certificate reserves; and fourth, the remainder of said income, if any, is divided equally between the Company and said face-amount certificate holders.
                                                                          16

FKF, INC.


NOTE E--INCOME TAXES

The reasons for the difference between income tax expense and the amount computed by applying the statutory Federal income tax rate, 35%, before income taxes were:

                                                                 1996        1995        1994
                                                                 ----        ----        ----
   Provision at statutory rate                                  $ 3,941     $ 5,941     $ 4,453
   Effect of non-taxable interest income                           (897)       (897)       (897)
   Effect of non-taxable dividend income                         (1,214)     (1,711)     (1,730)
                                                                -------     -------     -------
                                                                $ 1,830     $ 3,333     $ 1,826
                                                                =======     =======     =======

NOTE F--SUBSEQUENT EVENT

On January 7, 1997, Boatmen's Bancshares, Inc. (BBI) merged into NationsBank Corporation (NationsBank). Under the terms of the agreement, each outstanding share of BBI common stock was converted into the right to receive
1.305 shares of NationsBank common stock, adjusted for the 2 for 1 stock split completed by NationsBank on February 27, 1997.

                                                                                                        Schedule I
                                                 FKF, Inc.
                            Investments in Securities of Unaffiliated Issuers
                                             December 31, 1996
                                                           Number of
                                                           Shares or
                                                           Principal
                                                           Amount of
                                                           Bonds and                       Market         Market
         Name of Issuer and Title of Issue                   Notes         Cost          Adjustment       Value
 ---------------------------------------------------       ---------     ---------       ----------    ----------
 HELD-TO-MATURITY SECURITIES

 Other Bonds:
    Public Housing Authority, Cook County,
        Illinois, 5.125% due May 1, 2005                    $ 50,000     $   49,800        $ 1,286     $   51,086
                                                                         ----------        -------     ----------
 Total Held-to-Maturity Securities                                           49,800          1,286         51,086
                                                                         ----------        -------     ----------


 AVAILABLE-FOR-SALE SECURITIES

 U.S. Treasury Notes:
    5.875%, due August 15, 1998                               50,000         49,786            284         50,070
    5.000%, due February 15, 1999                            150,000        148,698           (620)       148,078
                                                                         ----------        -------     ----------
                                                                            198,484           (336)       198,148

 Other Bonds:
    Federal Agency, FHLB 5.87%, due June 26, 1998            350,000        349,945          1,149        351,094
    Federal Agency, FNMA 5.375%, due June 10, 1998           300,000        294,619          4,163        298,782
    Federal Agency, SLMA 3.77%, due July 16, 1997            250,000        249,986            561        250,547
                                                                         ----------        -------     ----------
                                                                            894,550          5,873        900,423

 Other Securities:
    Preferred Stocks:
        Cleveland Electric Illuminating, 7.40%                   250         21,406           (531)        20,875
        GTE of California, 7.48%                                 180         16,020          2,182         18,202
        Entergy Gulf States Utilities, 8.80%                     135         12,479            818         13,297
        Northern States Power, 7.00%                             220         18,232          3,768         22,000
        Texas Utilities Power Co., 7.20%                         220         18,755          3,383         22,138
                                                                         ----------        -------     ----------
                                                                             86,892          9,620         96,512
 Short-term U.S. Government Securities:
    Brenton Money Market                                     181,123        181,123            N/A        181,123
                                                                         ----------        -------     ----------

 Total Available-for-Sale Securities                                      1,361,049         15,157      1,376,206
                                                                         ----------        -------     ----------

 TOTAL INVESTMENT SECURITIES                                             $1,410,849        $16,443     $1,427,292
                                                                         ==========        =======     ==========

 Note 1: Generally, market value is determined on the last business day of the year by using either the last reported sales price, the mean between the last quoted bid and asked prices, or if quotations are not available, management's best estimate of the fair value.

 Note 2: Held-to-maturity securities are stated at cost, while Available-for-sale securities are stated at market value.

 Note 3:    The aggregate cost for Federal income tax purposes is $1,410,849

                                                                          18

                                                                   Schedule V

                                            FKF, Inc.

                                   Qualified Assets on Deposit

                                        December 31, 1996

                                                         First Mortgages
                                                         and Other First
                                        Investment        Liens on Real
Name of Depository          Cash        Securities            Estate            Other         Total
------------------          ----        ----------       ---------------        -----         -----
Brenton Bank, N.A.          $298        $1,361,063         $        --       $        --    $1,361,361

State of Illinois             --            49,786                  --                --        49,786
                            ----        ----------         -----------       -----------    ----------
                            $298        $1,410,849         $        --       $        --    $1,411,147
                            ====        ==========         ===========       ===========    ==========

                                                                         19

                                                                                                           Schedule XI
                                                             FKF, Inc.
                                                        Certificate Reserves
                                                    Year Ended December 31, 1995


                                  Balance at Beginning of Year                          Additions
                             --------------------------------------       --------------------------------------
                                             Amount                                     Reserve         Charged
                              Number           of           Amount        Charged     Payments by         to
                                of          Maturity          of            to        Certificate        Other
    Description              Accounts         Value        Reserves       Income        Holders         Accounts
-------------------          --------       --------       --------       -------     -----------       --------
Series 20
installment
payment
face-amount
certificates (2.52%
yield to maturity):

Monthly Payments
        1-12                                $              $              $              $              $
       13-24
       25-36
       37-48
       49-60
       61-72
       73-84
       85-96
     Paid-up                      6             249            488            11
                             -------        --------       --------       -------        --------       --------

Total Certificates                6             249            488            11

Additional Credits                              426            426            18
                             -------        --------       -------        -------        --------       --------

Total                             6         $   675        $   914        $   29         $              $
                             =======        ========       ========       =======        ========       ========


                                              Deductions                           Balance at End of Year
                             -------------------------------------------     -----------------------------------
                                               Cash                                       Amount
                                            Surrenders     Cancellations      Number        of           Amount
                                               Prior            and             of       Maturity          Of
    Description              Maturities     to Maturity     Withdrawals      Accounts      Value        Reserves
-------------------          ----------     -----------    -------------     --------    --------       --------
Series 20
installment
payment
face-amount
certifcates  (2.52%
yield to maturity):

Monthly Payments
        1-12                 $              $              $                 $           $              $
       13-24
       25-36
       37-48
       49-60
       61-72
       73-84
       85-96
     Paid-up                       499
                             ----------     -----------    -------------     --------    --------       --------

Total Certificates                 499

Additional Credits                 444
                             ----------     -----------    -------------     --------    --------       --------

Total                        $     943      $              $                 $     0     $     0        $     0
                             ==========     ===========    =============     ========    ========       ========




                                                                                                      Schedule XI (continued)

                                                             FKF, Inc.
                                                        Certificate Reserves
                                                    Year Ended December 31, 1994


                                  Balance at Beginning of Year                         Additions
                             --------------------------------------       --------------------------------------
                                             Amount                                     Reserve         Charged
                              Number           of           Amount        Charged     Payments by         to
                                of          Maturity          of            to        Certificate        Other
    Description              Accounts         Value        Reserves       Income        Holders         Accounts
-------------------          --------       --------       --------       -------     -----------       --------
Series 20
installment
payment
face-amount
certifcates  (2.52%
yield to maturity):

Monthly Payments
        1-12                                $              $              $              $              $
       13-24
       25-36
       37-48
       49-60
       61-72
       73-84
       85-96
     Paid-up                      6             249            473            15
                             -------        --------       --------       -------        --------       --------

Total Certificates                6             249            473            15

Additional Credits                              390            390            36
                             -------        --------       --------       -------        --------       --------

Total                             6         $   639        $   863        $   51         $              $
                             =======        ========       ========       =======        ========       ========


                                              Deductions                           Balance at End of Year
                             -------------------------------------------     -----------------------------------
                                               Cash                                       Amount
                                            Surrenders     Cancellations      Number        of           Amount
                                               Prior            and             of       Maturity          Of
    Description              Maturities     to Maturity     Withdrawals      Accounts      Value        Reserves
-------------------          ----------     -----------    -------------     --------    --------       --------
Series 20
installment
payment
face-amount
certifcates  (2.52%
yield to maturity):

Monthly Payments
        1-12                 $              $              $                 $           $              $
       13-24
       25-36
       37-48
       49-60
       61-72
       73-84
       85-96
     Paid-up                                                                       6         249            488
                             ----------     -----------    -------------     --------    --------       --------

Total Certificates                                                                 6         249            488

Additional Credits                                                                           426            426
                             ----------     -----------    -------------     --------    --------       --------

Total                        $              $              $                 $     6     $   675        $   914
                             ==========     ===========    =============     ========    ========       ========




                                                                                                  Schedule XI (continued)
                                                             FKF, Inc.
                                                        Certificate Reserves
                                                    Year Ended December 31, 1996


                                  Balance at Beginning of Year                         Additions
                             --------------------------------------       --------------------------------------
                                             Amount                                       Reserve       Charged
                              Number           of           Amount        Charged       Payments by       to
                                of          Maturity          of            to          Certificate      Other
    Description              Accounts         Value        Reserves       Income          Holders       Accounts
-------------------          --------       ---------      --------       -------       -----------     --------
Series 20L installment face-amount
certificates (2.51% yield to maturity):

Monthly Payments
        1-12                    378         $862,000       $22,649        $  561         $              $
       13-24                     23           44,000         4,097            90
       37-48                      1            1,000            31             1
     Paid-up                     49              905         1,928            34
                             -------        ---------      --------       -------        --------       --------

Total Certificates              451          907,905        28,705           686

Additional Credits                            27,201        27,201         1,615
                             -------        ---------      --------       -------        --------       --------

Total                           451         $935,106       $55,906        $2,301         $              $
                             =======        =========      ========       =======        ========       ========

Series 20LA installment face-amount
certificates (2.51% yield to maturity):
Monthly Payments
        1-12                     52         $229,000       $ 8,129        $  204         $              $
       13-24                      2           21,000         2,324            71
     Paid-up                     10            2,307         9,649           166
                             -------        ---------      --------       -------        --------       --------

Total Certificates               64          252,307        20,102           441

Additional Credits                            24,078        24,078         1,497
                             -------        ---------      --------       -------        --------       --------

Total                            64         $276,385       $44,180        $1,938         $              $
                             =======        =========      ========       =======        ========       ========


                                              Deductions                           Balance at End of Year
                             -------------------------------------------     -----------------------------------
                                               Cash                                       Amount
                                            Surrenders     Cancellations      Number        of           Amount
                                               Prior            and             of       Maturity          Of
    Description              Maturities     to Maturity     Withdrawals      Accounts      Value        Reserves
-------------------          ----------     -----------    -------------     --------    ---------      --------
Series 20L installment face-amount
certificates (2.51% yield to maturity):
Monthly Payments
        1-12                 $  13,371      $              $                 $   117     $321,000       $ 9,839
       13-24                     2,656                                             7       16,000         1,531
       37-48                        32                                             0            0             0
     Paid-up                     1,201                                            12          313           761
                             ----------     -----------    -------------     --------    ---------      --------

Total Certificates              17,260                                           136      337,313        12,131

Additional Credits              16,596                                                     12,220        12,220
                             ----------     -----------    -------------     --------    ---------      --------

Total                        $  33,856      $              $                 $   136     $349,533       $24,351
                             ==========     ===========    =============     ========    =========      ========

Series 20LA installment face-amount
certificates (2.51% yield to maturity):
Monthly Payments
        1-12                 $   5,321      $              $                 $    18     $ 84,000       $ 3,012
       13-24                        91                                             1       20,000         2,304
     Paid-up                     4,244                                             6        1,306         5,571
                             ----------     -----------    -------------     --------    ---------      --------

Total Certificates               9,656                                            25      105,306        10,887

Additional Credits              11,362                                                     14,213        14,213
                             ----------     -----------    -------------     --------    ---------      --------

Total                        $  21,018      $              $                 $    25     $119,519       $25,100
                             ==========     ===========    =============     ========    =========      ========



                                                                                                 Schedule XI (continued)

                                                             FKF, Inc.
                                                        Certificate Reserves
                                                    Year Ended December 31, 1995


                                  Balance at Beginning of Year                         Additions
                             --------------------------------------       --------------------------------------
                                             Amount                                     Reserve         Charged
                              Number           of           Amount        Charged     Payments by         to
                                of          Maturity          of            to        Certificate        Other
    Description              Accounts        Value         Reserves       Income        Holders         Accounts
-------------------          --------     -----------      --------       -------     -----------       --------
Series 20L installment face-amount
certificates (2.51% yield to maturity):

Monthly Payments
        1-12                     431      $1,013,000       $29,107        $  845         $              $
       13-24                      44          94,000         9,145           255
       25-36                       8          11,000         1,938            38
       37-48                       1           1,000            30             1
     Paid-up                     133           2,873         5,636           141
                             --------     -----------      --------       -------        --------       --------

Total Certificates               617       1,121,873        45,856         1,280

Additional Credits                            42,161        42,161         2,472
                             --------     -----------      --------       -------        --------       --------

Total                            617      $1,164,034       $88,017        $3,752         $              $
                             ========     ===========      ========       =======        ========       ========

Series 20LA installment face-amount
certificates (2.51% yield to maturity):

Monthly Payments
        1-12                      63      $  286,000       $ 9,713        $  266         $              $
       13-24                       3          26,000         2,958            69
     Paid-up                      15           3,033        11,660           304
                             --------     -----------      --------       -------        --------       --------

Total Certificates                81         315,033        24,331           639

Additional Credits                            28,535        28,535         1,744
                             --------     -----------      --------       -------        --------       --------

Total                             81      $  343,568       $52,866        $2,383         $              $
                             ========     ===========      ========       =======        ========       ========

                                              Deductions                           Balance at End of Year
                             -------------------------------------------     -----------------------------------
                                               Cash                                       Amount
                                            Surrenders     Cancellations      Number        of           Amount
                                               Prior            and             of       Maturity          Of
    Description              Maturities     to Maturity     Withdrawals      Accounts      Value        Reserves
-------------------          ----------     -----------    -------------     --------    ---------      --------
Series 20L installment face-amount
certificates (2.51% yield to maturity):

Monthly Payments
        1-12                 $   7,303      $              $                 $   378     $862,000       $22,649
       13-24                     5,303                                            23       44,000         4,097
       25-36                     1,976                                             0            0             0
       37-48                         0                                             1        1,000            31
     Paid-up                     3,849                                            49          905         1,928
                             ----------     -----------    -------------     --------    ---------      --------

Total Certificates              18,431                                           451      907,905        28,705

Additional Credits              17,432                                                     27,201        27,201
                             ----------     -----------    -------------     --------    ---------      --------

Total                        $  35,863      $              $                 $   451     $935,106       $55,906
                             ==========     ===========    =============     ========    =========      ========

Series 20LA installment face-amount
certificates (2.51% yield to maturity):

Monthly Payments
        1-12                 $  1,850       $              $                 $    52     $229,000       $ 8,129
       13-24                      703                                              2       21,000         2,324
     Paid-up                    2,315                                             10        2,307         9,649
                             ----------     -----------    -------------     --------    ---------      --------

Total Certificates              4,868                                             64      252,307        20,102

Additional Credits              6,201                                                      24,078        24,078
                             ----------     -----------    -------------     --------    ---------      --------

Total                        $ 11,069       $              $                 $    64     $276,385       $44,180
                             ==========     ===========    =============     ========    =========      ========



                                                                                                  Schedule XI (continued)

                                                             FKF, Inc.
                                                        Certificate Reserves
                                                    Year Ended December 31, 1994


                                  Balance at Beginning of Year                         Additions
                             --------------------------------------       --------------------------------------
                                             Amount                                     Reserve         Charged
                              Number           of           Amount        Charged     Payments by         to
                                of          Maturity          of            to        Certificate        Other
    Description              Accounts         Value        Reserves       Income        Holders         Accounts
-------------------          --------       ---------     ---------       -------     -----------       --------
Series 20L installment face-amount
certificates (2.51% yield to maturity):

Monthly Payments
        1-12                     493      $1,188,000      $ 33,408        $  935         $              $
       13-24                      50         107,000        10,679           280
       25-36                      10          22,000         3,624           111
       37-48                       2           2,000           114             1
     Paid-up                     147           3,643         6,914           195
                             --------     -----------     ---------       -------        --------       --------
Total Certificates               702       1,322,643        54,739         1,522
                             --------     -----------     ---------       -------        --------       --------
Additional Credits                            47,035        47,035         4,088
                             ========     ===========     =========       =======        ========       ========

Total                            702      $1,369,678      $101,774        $5,610         $              $

Series 20LA installment face-amount
certificates (2.51% yield to maturity):

Monthly Payments
        1-12                      85      $  492,000      $ 16,078        $  365         $              $
       13-24                       3          26,000         2,870            88
       25-36                       1           2,000           383
     Paid-up                      15           3,033        11,313           347
                             --------     -----------     ---------       -------        --------       --------

Total Certificates               104         523,033        30,644           800

Additional Credits                            34,291        34,291         3,035
                             --------     -----------     ---------       -------        --------       --------

Total                            104      $  557,324      $ 64,935        $3,835         $              $
                             ========     ===========     =========       =======        ========       ========

                                              Deductions                           Balance at End of Year
                             -------------------------------------------     -----------------------------------
                                               Cash                                       Amount
                                            Surrenders     Cancellations      Number        of           Amount
                                               Prior            and             of        Maturity         Of
    Description              Maturities     to Maturity     Withdrawals      Accounts      Value        Reserves
-------------------          ----------     -----------    -------------     --------   -----------     --------
Series 20L installment face-amount
certificates (2.51% yield to maturity):

Monthly Payments
        1-12                 $   5,236      $              $                 $   431    $1,013,000      $29,107
       13-24                     1,814                                            44        94,000        9,145
       25-36                     1,797                                             8        11,000        1,938
       37-48                        85                                             1         1,000           30
     Paid-up                     1,473                                           133         2,873        5,636
                             ----------     -----------    -------------     --------   -----------     --------

Total Certificates              10,405                                           617     1,121,873       45,856

Additional Credits               8,962                                                      42,161       42,161
                             ----------     -----------    -------------     --------   -----------     --------

Total                        $  19,367      $              $                 $   617    $1,164,034      $88,017
                             ==========     ===========    =============     ========   ===========     ========

Series 20LA installment face-amount
certificates (2.51% yield to maturity):

Monthly Payments
        1-12                 $   6,730      $              $                 $    63    $  286,000      $ 9,713
       13-24                                                                       3        26,000        2,958
       25-36                       383
     Paid-up                                                                      15         3,033       11,660
                             ----------     -----------    -------------     --------   -----------     --------

Total Certificates               7,113                                            81       315,033       24,331

Additional Credits               8,791                                                      28,535       28,535
                             ----------     -----------    -------------     --------   -----------     --------

Total                        $  15,904      $              $                 $    81    $  343,568      $52,866
                             ==========     ===========    =============     ========   ===========     ========



                                                                                                  Schedule XI (continued)

                                                             FKF, Inc.
                                                        Certificate Reserves
                                                    Year Ended December 31, 1996


                                  Balance at Beginning of Year                         Additions
                             --------------------------------------       --------------------------------------
                                             Amount                                     Reserve         Charged
                              Number           of           Amount        Charged     Payments by         to
                                of          Maturity          of            to        Certificate        Other
    Description              Accounts         Value        Reserves       Income        Holders         Accounts
-------------------          --------       --------       --------       -------     -----------       --------
Series 27 single
payment face-
amount certificates
(3.2% yield to
maturity):

Total Certificates               405      $1,124,030     $  594,664       $20,159        $              $

Additional Credits                           490,495        490,495        36,140
                             --------     -----------    -----------      --------       --------       --------

Total                            405      $1,614,525     $1,085,159       $56,299        $              $
                             ========     ===========    ===========      ========       ========       ========



Series 27A single
payment face-
amount investment
annuity certificates
(3.2% yield to
maturity):

Total Certificates                 8      $   12,920     $   18,995       $   540        $              $   566

Additional Credits                            12,842         12,842           877
                             --------     -----------    -----------      --------       --------       --------

Total                              8      $   25,762     $   31,837       $ 1,417        $              $   566
                             ========     ===========    ===========      ========       ========       ========


                                              Deductions                           Balance at End of Year
                             -------------------------------------------     -----------------------------------
                                               Cash                                       Amount
                                            Surrenders     Cancellations      Number        of           Amount
                                               Prior            and             of       Maturity          Of
    Description              Maturities     to Maturity     Withdrawals      Accounts      Value        Reserves
-------------------          ----------     -----------    -------------     --------    --------       --------
Series 27 single
payment face-
amount certificates
(3.2% yield to
maturity):

Total Certificates           $              $   75,303     $                 $   369    $1,024,550     $  539,520

Additional Credits                              64,098                                     462,537        462,537
                             ----------     -----------    -------------     --------   -----------    -----------

Total                                       $  139,401     $                 $   369    $1,487,087     $1,002,057
                             ==========     ===========    =============     ========   ===========    ===========



Series 27A single
payment face-
amount investment
annuity certificates
(3.2% yield to
maturity):

Total Certificates           $              $    3,803     $                 $     7    $   10,420     $   16,298

Additional Credits                               2,563                                      11,156         11,156
                             ----------     -----------    -------------     --------   -----------    -----------

Total                        $              $    6,366     $                 $     7    $   21,576     $   27,454
                             ==========     ===========    =============     ========   ===========    ===========

Note:  Additions charged to other accounts represent amounts credited to certificate reserves from dividends declared by
Boatmen's Bancshares, Inc. upon common stock beneficially owned by face-amount certificate holders.




                                                                                                  Schedule XI (continued)

                                                             FKF, Inc.
                                                        Certificate Reserves
                                                    Year Ended December 31, 1995


                                  Balance at Beginning of Year                         Additions
                             --------------------------------------       --------------------------------------
                                             Amount                                     Reserve         Charged
                              Number           of           Amount        Charged     Payments by         to
                                of          Maturity          of            to        Certificate        Other
    Description              Accounts         Value        Reserves       Income        Holders         Accounts
-------------------          --------       --------       --------       -------     -----------       --------
Series 27 single
payment face-
amount certificates
(3.2% yield to
maturity):

Total Certificates               447      $1,240,030     $  650,412       $21,928        $              $

Additional Credits                           521,408        521,408        32,278
                             --------     -----------    -----------      --------       --------       --------

Total                            447      $1,761,438     $1,171,820       $54,206        $              $
                             ========     ===========    ===========      ========       ========       ========



Series 27A single
payment face-
amount investment
annuity certificates
(3.2% yield to
maturity):

Total Certificates                 9      $   13,140     $   17,951       $   641        $              $   757

Additional Credits                            12,204         12,204           866
                             --------     -----------    -----------      --------       --------       --------

Total                              9      $   25,344     $   30,155       $ 1,507        $              $   757
                             ========     ===========    ===========      ========       ========       ========


                                              Deductions                           Balance at End of Year
                             -------------------------------------------     -----------------------------------
                                               Cash                                       Amount
                                            Surrenders     Cancellations      Number        of           Amount
                                               Prior            and             of       Maturity          Of
    Description              Maturities     to Maturity     Withdrawals      Accounts      Value        Reserves
-------------------          ----------     -----------    -------------     --------    --------       --------

Series 27 single
payment face-
amount certificates
(3.2% yield to
maturity):

Total Certificates           $              $   77,676     $                 $   405    $1,124,030     $  594,664

Additional Credits                              63,191                                     490,495        490,495
                             ----------     -----------    -------------     --------   -----------    -----------

Total                        $              $  140,867     $                 $   405    $1,614,525     $1,085,159
                             ==========     ===========    =============     ========   ===========    ===========



Series 27A single
payment face-
amount investment
annuity certificates
(3.2% yield to
maturity):

Total Certificates           $              $      354     $                 $     8    $   12,920     $   18,995

Additional Credits                                 228                                      12,842         12,842
                             ----------     -----------    -------------     --------   -----------    -----------

Total                        $              $      582     $                 $     8    $   25,762     $   31,837
                             ==========     ===========    =============     ========   ===========    ===========

Note:  Additions charged to other accounts represent amounts credited to certificate reserves from dividends declared by
Boatmen's Bancshares, Inc. upon common stock beneficially owned by face-amount certificate holders.





                                                                                                  Schedule XI (continued)

                                                             FKF, Inc.
                                                        Certificate Reserves
                                                    Year Ended December 31, 1994


                                  Balance at Beginning of Year                         Additions
                             --------------------------------------       --------------------------------------
                                             Amount                                     Reserve         Charged
                              Number           of           Amount        Charged     Payments by         to
                                of          Maturity          of            to        Certificate        Other
    Description              Accounts         Value        Reserves       Income        Holders         Accounts
-------------------          --------       --------       --------       -------     -----------       --------

Series 27 single
payment face-
amount certificates
(3.2% yield to
maturity):

Total Certificates               489      $1,365,490     $  675,312       $23,208        $              $

Additional Credits                           511,370        511,370        47,754
                             --------     -----------    -----------      --------       --------       --------

Total                            489      $1,876,860     $1,186,682       $70,962        $              $
                             ========     ===========    ===========      ========       ========       ========



Series 27A single
payment face-
amount investment
annuity certificates
(3.2% yield to
maturity):

Total Certificates                11      $   16,670     $   21,451       $   758        $              $   471

Additional Credits                            14,012         14,012         1,454
                             --------     -----------    -----------      --------       --------       --------

Total                             11      $   30,682     $   35,463       $ 2,212        $              $   471
                             ========     ===========    ===========      ========       ========       ========

                                              Deductions                           Balance at End of Year
                             -------------------------------------------     -----------------------------------
                                               Cash                                       Amount
                                            Surrenders     Cancellations      Number        of           Amount
                                               Prior            and             of       Maturity          Of
    Description              Maturities     to Maturity     Withdrawals      Accounts      Value        Reserves
-------------------          ----------     -----------    -------------     --------    --------       --------


Series 27 single
payment face-
amount certificates
(3.2% yield to
maturity):

Total Certificates           $              $   48,108     $                 $   447    $1,240,030     $  650,412

Additional Credits                              37,716                                     521,408        521,408
                             ----------     -----------    -------------     --------   -----------    -----------

Total                        $              $   85,824     $                 $   447    $1,761,438     $1,171,820
                             ==========     ===========    =============     ========   ===========    ===========



Series 27A single
payment face-
amount investment
annuity certificates
(3.2% yield to
maturity):

Total Certificates           $              $    4,729     $                 $     9    $   13,140     $   17,951

Additional Credits                               3,262                                      12,204         12,204
                             ----------     -----------    -------------     --------   -----------    -----------

Total                        $              $    7,991     $                 $     9    $   25,344     $   30,155
                             ==========     ===========    =============     ========   ===========    ===========


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

                                          FKF, Inc.                        Schedule XI (continued)
                                                                           -----------------------

                Amounts Periodically Credited to Certificate Holders' Accounts to Accumulate the Maturity Amount of Installment Certificates

                                          Series 20
                                          ---------

                                                     Amount credited
            Payments                       Amount      to reserves
             made by                      credited      to mature    Total credited
           Certificate      Less         to reserve     by charges    to reserves    Accumulative
    Year     holders       loading       to mature      to income      to mature        total
    ----   -----------     -------       ----------   -------------   -----------     ---------

    1st      38.10          19.04          19.06            .62          19.68          19.68
    2nd      38.10           2.66          35.44           1.80          37.24          56.92
    3rd      38.10           2.66          35.44           3.00          38.44          95.36
    4th      38.10           2.66          35.44           4.26          39.70         135.06
    5th      38.10           2.66          35.44           5.54          40.98         176.04
    6th      38.10           1.52          36.58           6.92          43.50         219.54
    7th      38.10           1.52          36.58           8.32          44.90         264.44
    8th      38.10           1.52          36.58           9.78          46.36         310.80
    9th      38.10           1.52          36.58          11.28          47.86         358.66
   10th      38.10           1.52          36.58          12.86          49.44         408.10
   11th      38.10           1.52          36.58          14.44          51.02         459.12
   12th      38.10           1.52          36.58          16.12          52.70         511.82
   13th      38.10           1.52          36.58          17.84          54.42         566.24
   14th      38.10           1.52          36.58          19.60          56.18         622.42
   15th      38.10           1.52          36.58          21.42          58.00         680.42
   16th      38.10           1.52          36.58          23.32          59.90         740.32
   17th      38.10           1.52          36.58          25.26          61.84         802.16
   18th      38.10           1.52          36.58          27.26          63.84         866.00
   19th      38.10           1.52          36.58          29.34          65.92         931.92
   20th      38.10           1.52          36.58          31.50          68.08       1,000.00

                                                                           28

                                          FKF, Inc.                        Schedule XI (continued)
                                                                           -----------------------

                Amounts Periodically Credited to Certificate Holders' Accounts to Accumulate the Maturity Amount of Installment Certificates

                   Certificate Series 20L and 20LA per $1,000 Face Amount
                   ------------------------------------------------------
                                    Monthly Payment Basis
                                    ---------------------

           Annual gross                              Amount credited
            payments                       Amount      to reserves
             made by                      credited      to mature    Total credited
           certificate      Less        to reserves     by charges    to reserves    Accumulative
    Year     holders       loading       to mature      to income      to mature        total
    ----   -----------     -------      -----------   -------------   -----------     ---------

    1st      51.00           5.76          45.24            .77          46.01          46.01
    2nd      51.00           5.76          45.24           2.18          47.42          93.43
    3rd      51.00           5.76          45.24           3.63          48.87         142.30
    4th      51.00           5.76          45.24           5.13          50.37         192.67
    5th      51.00           5.76          45.24           6.88          52.12         244.79
    6th      51.00           5.76          45.24           8.07          53.31         298.10
    7th      51.00           5.76          45.24           9.91          55.15         353.25
    8th      51.00           5.76          45.24          11.60          56.84         410.09
    9th      51.00           5.76          45.24          13.34          58.58         468.67
   10th      51.00           5.76          45.24          15.14          60.38         529.05
   11th      51.00           5.76          45.24          16.99          62.23         591.28
   12th      51.00           5.76          45.24          18.90          64.14         655.42
   13th      51.00           5.76          45.24          20.86          66.10         721.52
   14th      51.00           5.76          45.24          22.89          68.13         789.65
   15th      51.00           5.76          45.24          24.68          69.92         859.57
   16th                                                   26.66          26.66         886.23
   17th                                                   27.17          27.17         913.40
   18th                                                   28.00          28.00         941.40
   19th                                                   28.86          28.86         970.26
   20th                                                   29.74          29.74       1,000.00

                                                                           29

                                          FKF, Inc.                        Schedule XI (continued)
                                                                           -----------------------

                Amounts Periodically Credited to Certificate Holders' Accounts to Accumulate the Maturity Amount of Installment Certificates

                   Certificate Series 20L and 20LA per $1,000 Face Amount
                   ------------------------------------------------------
                                    Monthly Payment Basis
                                    ---------------------

           Annual gross                              Amount credited
            payments                       Amount      to reserves
             made by                      credited      to mature    Total credited
           certificate      Less        to reserves     by charges    to reserves    Accumulative
    Year     holders       loading       to mature      to income      to mature        total
    ----   -----------     -------      -----------   -------------   -----------     ---------

    1st      48.00           3.36          44.64           1.37          46.01          46.01
    2nd      48.00           3.36          44.64           2.78          47.42          93.43
    3rd      48.00           3.36          44.64           4.23          48.87         142.30
    4th      48.00           3.36          44.64           5.73          50.37         192.67
    5th      48.00           3.36          44.64           7.48          52.12         244.79
    6th      48.00           3.36          44.64           8.67          53.31         298.10
    7th      48.00           3.36          44.64          10.51          55.15         353.25
    8th      48.00           3.36          44.64          12.20          56.84         410.09
    9th      48.00           3.36          44.64          13.94          58.58         468.67
   10th      48.00           3.36          44.64          15.74          60.38         529.05
   11th      48.00           3.36          44.64          17.59          62.23         591.28
   12th      48.00           3.36          44.64          19.50          64.14         655.42
   13th      48.00           3.36          44.64          21.46          66.10         721.52
   14th      48.00           3.36          44.64          23.49          68.13         789.65
   15th      48.00           3.36          44.64          25.28          69.92         859.57
   16th                                                   26.66          26.66         886.23
   17th                                                   27.17          27.17         913.40
   18th                                                   28.00          28.00         941.40
   19th                                                   28.86          28.86         970.26
   20th                                                   29.74          29.74       1,000.00

                                                                           30

                                          FKF, Inc.                        Schedule XI (continued)
                                                                           -----------------------

                Amounts Periodically Credited to Certificate Holders' Accounts to Accumulate the Maturity Amount of Installment Certificates

                                          Series 27
                                          ---------

           Annual gross                              Amount credited
            payments                       Amount      to reserves
             made by                      credited      to mature    Total credited
           certificate      Less        to reserves     by charges    to reserves    Accumulative
    Year     holders       loading       to mature      to income      to mature        total
    ----   -----------     -------      -----------   -------------   -----------     ---------

    1st      425.00         29.75         395.25          13.83         409.08         409.08
    2nd                                                   14.31          14.31         423.39
    3rd                                                   14.81          14.81         438.20
    4th                                                   15.33          15.33         453.53
    5th                                                   15.86          15.86         469.39
    6th                                                   16.42          16.42         485.81
    7th                                                   16.99          16.99         502.80
    8th                                                   17.58          17.58         520.38
    9th                                                   18.20          18.20         538.58
   10th                                                   18.84          18.84         557.42
   11th                                                   19.50          19.50         576.92
   12th                                                   20.18          20.18         597.10
   13th                                                   20.88          20.88         617.98
   14th                                                   21.61          21.61         639.59
   15th                                                   22.37          22.37         661.96
   16th                                                   23.15          23.15         685.11
   17th                                                   23.96          23.96         709.07
   18th                                                   24.80          24.80         733.87
   19th                                                   25.67          25.67         759.54
   20th                                                   26.57          26.57         786.11
   21st                                                   27.50          27.50         813.61
   22nd                                                   28.46          28.46         842.07
   23rd                                                   29.45          29.45         871.52
   24th                                                   30.48          30.48         902.00
   25th                                                   31.54          31.54         933.54
   26th                                                   32.66          32.66         966.20
   27th                                                   33.80          33.80       1,000.00

                                                                           31

                                          FKF, Inc.                        Schedule XI (continued)
                                                                           -----------------------

                Amounts Periodically Credited to Certificate Holders' Accounts to Accumulate the Maturity Amount of Installment Certificates

                                          Series 27A
                                          ----------

           Annual gross                              Amount credited
            payments                       Amount      to reserves
             made by                      credited      to mature    Total credited
           certificate      Less        to reserves     by charges    to reserves    Accumulative
    Year     holders       loading       to mature      to income      to mature        total
    ----   -----------     -------      -----------   -------------   -----------     ---------

    1st      425.00         29.75         395.25          13.83         409.08         409.08
    2nd                                                   14.31          14.31         423.39
    3rd                                                   14.81          14.81         438.20
    4th                                                   15.33          15.33         453.53
    5th                                                   15.86          15.86         469.39
    6th                                                   16.42          16.42         485.81
    7th                                                   16.99          16.99         502.80
    8th                                                   17.58          17.58         520.38
    9th                                                   18.20          18.20         538.58
   10th                                                   18.84          18.84         557.42
   11th                                                   19.50          19.50         576.92
   12th                                                   20.18          20.18         597.10
   13th                                                   20.88          20.88         617.98
   14th                                                   21.61          21.61         639.59
   15th                                                   22.37          22.37         661.96
   16th                                                   23.15          23.15         685.11
   17th                                                   23.96          23.96         709.07
   18th                                                   24.80          24.80         733.87
   19th                                                   25.67          25.67         759.54
   20th                                                   26.57          26.57         786.11
   21st                                                   27.50          27.50         813.61
   22nd                                                   28.46          28.46         842.07
   23rd                                                   29.45          29.45         871.52
   24th                                                   30.48          30.48         902.00
   25th                                                   31.54          31.54         933.54
   26th                                                   32.66          32.66         966.20
   27th                                                   33.80          33.80       1,000.00

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

      (10) A copy of the Depository Agreement, dated October 23, 1962, as supplemented and assigned, is on file with the Commission as an exhibit to Registrant's Form N-8B-4 Report filed on October 25, 1977, and a copy of the Second Amendment to the Depository Agreement dated November 6, 1981, is filed as an exhibit to the 1981 Form 10-K dated March 16, 1982, which documents are hereby incorporated by reference.

      (13) Registrant's Annual Report to Shareholder consists of the financial statements submitted herewith on pages 9 through 19.

      (16) A copy of the letter regarding the change in certifying accountants dated March 18, 1993, is on file with the Commission as an exhibit to Registrant's Form 8-K filed on March 18, 1993, which document is hereby incorporated by reference.