Form 10-K
period 1997-12-31
FKF INC
filed 1998-03-31
CIK 215884

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from ________ to ________


                          Commission File No. 811-2750
                                    FKF, Inc.
             (Exact name of registrant as specified in its charter)





           Iowa                                              42-1083346
     (State or other                                      (I.R.S. Employer
jurisdiction of incorporation                            Identification No.)
     or organization)


   401 N. Tryon Street,
         5th Floor                                               28255
Charlotte, North Carolina                                     (Zip Code)
   (Address of principal
     executive office)

Registrant's telephone number, including area code:  704/386-8637

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.299.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of February 28, 1998:

     None

The number of shares outstanding of the issuer's classes of common stock as of February 28, 1998:

     Common Stock, $1 Par Value - 250,000

OMISSION OF INFORMATION BY CERTAIN WHOLLY-OWNED SUBSIDIARIES: REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                TABLE OF CONTENTS

                                       Item                             Page No.
                                       ----                             --------

PART I

         Item 1.  Business ...............................................   2

         Item 2.  Properties .............................................   2

         Item 3.  Legal Proceeding .......................................   3

         Item 4.  Submission of Matters to a Vote of Security Holders ....   3


PART II

         Item 5.  Market for Registrant's Common Stock and Related
                    Security Holder Matters...............................   3

         Item 6.  Selected Financial Data ................................   3

         Item 7.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations ........ 3-4

         Item 7A. Quantitative and Qualitative Disclosures About
                    Market Risk ..........................................   4

         Item 8.  Financial Statements and Supplementary Data ............   4

         Item 9.  Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure ...............   4


PART III

         Item 10. Directors and Executive Officers of Registrant .........   5

         Item 11. Executive Compensation .................................   5

         Item 12. Security Ownership of Certain Beneficial
                    Owners and Management ................................   5

         Item 13. Certain Relationships and Related Transactions .........   5


PART IV

         Item 14. Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K .................................. 5-6


SIGNATURES ...............................................................   7

                                     PART I

ITEM 1.    BUSINESS

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

     On April 16, 1981, Central National Bancshares, Inc. changed its name to United Central Bancshares, Inc. Subsequently, on June 24, 1985, United Central Bancshares, Inc. changed its name to First Interstate of Iowa, Inc. pursuant to a franchise agreement entered into with First Interstate Bancorp, Los Angeles, California. On April 1, 1992, First Interstate of Iowa, Inc. merged with and into Boatmen's Bancshares of Iowa, Inc. ("BBII"), a wholly-owned subsidiary of Boatmen's Bancshares, Inc. ("BBI"). On January 7, 1997, BBI was acquired by NationsBank Corporation ("Corporation"). NB Holdings Corporation ("NB Holdings"), a wholly-owned subsidiary of the Corporation, is the Registrant's Parent.

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

     Registrant does not consider either financial information about industry segments or information as to lines of business to be applicable since Registrant exists for the sole purpose of fulfilling the obligations of First Kansas to holders of face-amount certificates issued by FHI.

     Registrant does not intend to issue any face-amount certificates and will be liquidated when all the currently outstanding face-amount certificates are paid.

     Registrant  has  no  materially   important  assets  other  than  cash  and
securities.

ITEM 2. PROPERTIES

     Registrant's offices are located with the principal offices of NB Holdings. Registrant does not lease any offices or property and does not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which Registrant is a party or to which any of the assets of Registrant are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable under the reduced disclosure rules.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Registrant is a wholly-owned subsidiary of NB Holdings. There is no established public trading market for the stock of Registrant.

     There are no restrictions that would prohibit the payment of dividends out of retained earnings. Registrant has declared and paid dividends of $20,000 in 1996. No dividends were declared or paid during 1997 and 1995.

ITEM 6. SELECTED FINANCIAL DATA

     Not applicable under the reduced disclosure rules.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Liquidity. The outstanding face-amount certificates of Registrant may be redeemed, with certain exceptions, at the request of the certificates' holders. The redemptions of such certificates are funded by the income stream of Registrant, from conversion of assets, and if such should be required, from borrowing.

     The assets of Registrant consist of securities which qualify under the Code of the District of Columbia or under such other rules of the Securities and Exchange Commission as being of a kind in which insurance companies are permitted to invest. Such assets are selected for investment to mature at such frequencies and in such amounts so as to coincide with the level of anticipated redemption requirements. Management cannot, however, predict with certainty the level of redemptions, and it is possible for redemption requests to occur in amounts in excess of Registrant's immediate ability to fund such redemptions.

     In general, Registrant does not intend to borrow in order to fund redemption requirements, but does retain the right to do so in the event prevailing circumstances cause management to conclude such action would be prudent and in the best interests of Registrant.

     Capital Resources. Registrant, other than its obligations to fund the redemption of face-amount certificates, to pay management fees to NB Holdings equal to one percent of the average outstanding face-amount certificate liability and to pay certain expenses incurred directly by Registrant, does not have outstanding commitments of a material nature which would adversely affect Registrant's capital resources.

     Results of Operations - Earnings Analysis, 1997 vs. 1996. Net income increased $5,862 in 1997, or 62.3%, to $15,271 ($.06 per share), up from $9,409
($.04 per share) in 1996. The increase was primarily attributable to higher gains on sales of available-for-sale securities.

     For  1997,  the  average  rate  earned  on  average  qualified   investment
securities was 6.2%, compared to 6.3% in 1996. Income on investment securities was down $8,780 in 1997, or 9.8%, to $81,287, compared to $90,067 in 1996.
Management fees decreased $539 in 1997, or 4.0%, to $13,042 down from $13,581 in 1996.

     The provision for certificate reserves was $56,476 in 1997, compared to $62,391 in 1996. The provision consists of charges required by the terms of the outstanding certificates plus amounts credited under the Additional Credit policy of the Registrant.

     Other operating income increased in 1997 by $5,382, or 64.5%, to $13,722, up from $8,340 in 1996. This increase was due to gains on the sales of available-for-sale securities and other miscellaneous income. Other operating expenses decreased $6,190 in 1997, or 55.3%, to $5,006, down from $11,196 in 1996.

     Results of Operations - Earnings Analysis, 1996 vs. 1995. Net income decreased $4,231 in 1996, or 31.0%, to $9,409 ($.04 per share), down from $13,640 ($.05 per share) in 1995. The decrease was primarily attributable to lower yields on the reinvested proceeds of matured or called investments and to a lower average balance of investment securities.

      For 1996, the average rate earned on average qualified investment securities was 6.3%, compared to 6.5% in 1995. Income on investment securities was down $10,640 in 1996, or 10.5%, to $90,067, compared to $100,671 in 1996.
Management fees increased $875 in 1996, or 6.9%, to $13,581, up from $12,706 in 1995.

      The provision for certificate reserves was $62,391 in 1996, compared to $66,375 in 1995. The provision consists of amounts called for by the terms of the outstanding certificates plus amounts credited under the Additional Credit policy of Registrant.

      Other operating income increased in 1996 by $5,569, or 200%, to $8,340, up from $2,771 in 1995. Other operating expenses increased $3,808 in 1996, or 51.5%, to $11,196, up from $7,388 in 1995.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of Registrant for the years 1997, 1996 and 1995 are submitted herewith on pages 9 through 17.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As described in the Registrant's current report on Form 8-K filed on April 4, 1997, Ernst & Young LLP was dismissed from the audit of FKF, Inc. as of April 3, 1997, due to the merger of the Registrant's parent company, BBI, with and into the Corporation. The change in accountants occurred because Price Waterhouse LLP is the primary independent accounting firm of the Corporation. Ernst & Young LLP has not issued an adverse opinion or disclaimer of an opinion or qualified or modified opinion as to uncertainty, audit scope or accounting principle of the Registrant. The decision to change accountants was approved by the Registrant's board of directors on April 3, 1997.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Not applicable under the reduced disclosure rules.

ITEM 11. EXECUTIVE COMPENSATION

     Not applicable under the reduced disclosure rules.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

     Not applicable under the reduced disclosure rules.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable under the reduced disclosure rules.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    The  following   financial   statements   and  report  of  independent
          accountants of Registrant are included in Item 8:

                                                                       Page No.
                                                                       --------

          Report of Independent  Accountants - Price
            Waterhouse LLP                                                 8
          Balance Sheets - December 31, 1997 and 1996                      9
          Statements of Operations - Years Ended
            December 31, 1997, 1996 and 1995                              10
          Statements of Changes in Shareholder's Equity -
             Years Ended December 31, 1997, 1996 and 1995                 11
          Statements of Cash Flows - Years Ended
            December 31, 1997, 1996 and 1995                              12
          Notes to Financial Statements                                13-17

(a)(2)    The  following  financial  statement  schedules  are  included in Item
          14(d):

                                                                       Page No.
                                                                       --------

          Schedule I -  Investments  in  Securities  of
            Unaffiliated Issuers -  December  31,  1997                   18
          Schedule  V -  Qualified Assets on Deposit -
            December 31, 1997                                             19
          Schedule VI - Certificate  Reserves - Years Ended
            December 31, 1997, 1996 and 1995                           20-31


          Other  financial   statement   schedules  required  by  Article  6  of
          Regulation S-X are not required under the related instructions or are not applicable, and therefore have been omitted.

(a)(3) Listing of Exhibits - The following documents are filed as exhibits to this report or are incorporated by reference by specific reference to previous filings with the Commission:

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

          (13) Registrant's  Annual  Report  to  Shareholder   consists  of  the
               financial statements submitted herewith on pages 9 through 17.

          (16) A copy of the letter regarding the change in independent accountants dated April 3,1997, is on file with the Commission as an exhibit to Registrant's Form 8-K filed on April 4, 1997, which document is hereby incorporated by reference.

          (27) Financial Data Schedule


(b) Reports on Form 8-K - Registrant filed a Current Report on Form 8-K dated April 4, 1997 announcing a change in independent accountants, which document is hereby incorporated by reference.

(c) Exhibits - The exhibits filed as part of this report are listed in the Index to Exhibits on page 32.

(d) Financial Statement Schedules - The financial statement schedules of Registrant are submitted herewith on pages 18 through 31.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FKF, Inc.


Date:     March 31, 1998                By: /s/ Terry W. Efird
     -------------------------              ---------------------------
                                            Terry W. Efird, President,
                                            CEO, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

      Date

 March 31, 1998                By: /s/ Terry W. Efird
----------------                   ----------------------------------------
                                   Terry W. Efird, President, CEO,
                                   Treasurer and Director


 March 31, 1998                By: /s/ Karin Hirtler-Garvey
----------------                   ----------------------------------------
                                   Karin Hirtler-Garvey, Secretary and Director


 March 31, 1998                By: /s/ Judith  L. Zappolo
----------------                   ----------------------------------------
                                   Judith L. Zappolo, Controller

                        Report of Independent Accountants



To the Board of Directors and Shareholder of FKF, Inc.
(a wholly-owned indirect subsidiary of NationsBank Corporation)

In our opinion, the accompanying balance sheet and the related statements of operations, of changes in shareholder's equity and of cash flows present fairly, in all material respects, the financial position of FKF, Inc. (the "Company") at December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of the Company for the year ended December 31, 1996 and 1995 were audited by other independent accountants whose report dated March 25, 1997 expressed an unqualified opinion on those statements.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental data (contained in the schedule of investment in securities of unaffiliated issuers, qualified assets on deposit, certificate reserves and amounts periodically credited to certificate holder's accounts to accumulate the maturity amount of installment certificates) for the year ended December 31, 1997, are presented for purpose of additional analysis, to conform with requirements of preparing the Company's Form 10-K to the Securities and Exchange Commission, and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole. The supplemental data for the years ended December 31, 1996 and 1995 was subjected to the auditing procedures applied by the other independent accountants referred to above.


Charlotte, North Carolina                    By:  /s/ Price Waterhouse LLP
March 27, 1998                                   --------------------------

                                 BALANCE SHEETS

                                    FKF, INC.

                                                           December 31
                                                       1997           1996
                                                   ------------   ------------
Qualified Assets--Note B and Schedule V:
    Cash                                           $     1,629    $       298
    Interest and other receivables                       5,669          9,696
    Investment securities--Note B and Schedule I:
      Held-to-maturity securities                       49,800         49,800
      Available-for-sale securities                  1,380,573      1,376,206
                                                    -----------     ----------

         Total investment securities                 1,430,373      1,426,006

    Current federal income taxes receivable
       from parent company--Note E                          --          1,918
                                                   ------------   ------------

                                                   $ 1,437,671    $ 1,437,918
                                                   ============   ============

Certificate Reserves and Liabilities
    Certificate Reserves--Note C and Schedule VI:
         Installment payment certificates          $    20,861    $    23,018
         Single payment certificates                   537,885        555,818
         Unapplied advance payments on
            installment certificates                    11,736         12,147
         Additional amounts accrued or
            credited--Note D                           538,753        540,233
                                                   ------------   ------------

                                                     1,109,235      1,131,216

    Liabilities:
      Income taxes payable to parent company--Note E     3,295             --
      Deferred federal income taxes payable--Note E      2,050          5,305
      Other                                             13,042            575
                                                   ------------   ------------

                                                        18,387          5,880
                                                   ------------   ------------
              Certificate Reserves and
                 Liabilities                         1,127,622      1,137,096

Shareholder's Equity:
      Common stock, par value $1--authorized
         4,000,000 shares; issued and
         outstanding 250,000 shares                    250,000        250,000
      Paid-in surplus                                   12,906         12,906
      Retained earnings                                 43,335         28,064
      Net unrealized gains and losses
         on securities available-for-sale                3,808          9,852
                                                   ------------   ------------

                                                       310,049        300,822
                                                   ------------   ------------

                                                   $ 1,437,671    $ 1,437,918
                                                   ============   ============

See accompanying notes to financial statements.

                            STATEMENTS OF OPERATIONS

                                    FKF, INC.

                                                   Years Ended December 31
                                                 1997        1996        1995
                                              ---------   ---------   ---------
Net Investment Income
  Income on investment securities             $  81,287   $  90,067   $ 100,671
  Management fees to parent company--Note A     (13,042)    (13,581)    (12,706)
                                              ---------   ---------   ---------

                                                 68,245      76,486      87,965
                                              ---------   ---------   ---------

Provision For Certificate Reserves--Note D
  Specified interest credited to reserves        20,201      22,285      25,181
  Provision for additional
    credits to reserves                          36,275      40,106      41,194
                                              ---------   ---------   ---------

                                                 56,476      62,391      66,375
                                              ---------   ---------   ---------

      Net Investment Income Less
        Provision For Certificate Reserves       11,769      14,095      21,590
                                              ---------   ---------   ---------

Other Operating Income
  Securities gains                               11,047       7,274         151
  Miscellaneous                                   2,674       1,066       2,620
                                              ---------   ---------   ---------

                                                 13,721       8,340       2,771
                                              ---------   ---------   ---------

Other Operating Expenses
  Registration fees                                  --         250         250
  Miscellaneous                                   5,006      10,946       7,138
                                              ---------   ---------   ---------

                                                  5,006      11,196       7,388
                                              ---------   ---------   ---------

         Income Before Income Taxes              20,484      11,239      16,973

Income Taxes--Note E                              5,213       1,830       3,333
                                              ---------   ---------   ---------

         Net Income                           $  15,271   $   9,409   $  13,640
                                              =========   =========   =========

Net income per share                          $    0.06   $    0.04   $    0.05
                                              =========   =========   =========

See accompanying notes to financial statements.

                                               STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

                                                                 FKF, INC.

                                                                                                        Net
                                                                                                    Unrealized
                                                                                                   Gains(Losses)
                                                                                                   on Securities
                                                   Common          Paid-in          Retained       Available-for-
                                                    Stock          Surplus          Earnings           Sale             Total
                                                --------------   -------------   ---------------   --------------   --------------
Balance At January 1, 1995                      $     250,000    $     12,906    $       25,015    $     (21,553)   $     266,368
  Net income                                               --              --            13,640               --           13,640
  Change in unrealized gains (losses) on
    available-for-sale securities,
    net of income taxes of ($20,414)                       --              --                --           38,782           38,782
                                                --------------   -------------   ---------------   --------------   --------------
Balance At December 31, 1995                          250,000          12,906            38,655           17,229          318,790
  Net income                                               --              --             9,409               --            9,409
  Change in unrealized gains (losses) on
    available-for-sale securities,
    net of income taxes of $3,503                          --              --                --           (7,377)          (7,377)
  Cash dividends-$0.08 per share                           --              --           (20,000)              --          (20,000)
                                                --------------   -------------   ---------------   --------------   --------------
Balance At December 31, 1996                          250,000          12,906            28,064            9,852          300,822
  Net income                                               --              --            15,271               --           15,271
  Change in unrealized gains (losses) on
    available-for-sale  securities,
    net of income taxes of $3,255                          --              --                --           (6,044)          (6,044)
                                                --------------   -------------   ---------------   --------------   --------------
Balance At December 31, 1997                    $     250,000    $     12,906    $       43,335    $       3,808    $     310,049
                                                ==============   =============   ===============   ==============   ==============

See accompanying notes to financial statements.


                            STATEMENTS OF CASH FLOWS

                                    FKF, INC.

                                                             Years Ended December 31
                                                       1997            1996            1995
                                                   -----------     -----------     -----------
Operating Activities:
  Net Income                                       $    15,271     $     9,409     $    13,640
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Realized investment securities gain              (11,047)         (7,274)           (151)
      Provision for reserves                            58,901          62,815          66,142
      Accretion of investment
       securities discounts                             (4,521)         (4,451)         (6,956)
      (Increase) decrease in accrued interest            4,027          10,754            (433)
      Increase in liabilities                           15,762              50              57
      (Increase) decrease in other assets                1,918            (702)           (872)
                                                   -----------     -----------     -----------

      Net cash provided by operating activities         80,311          70,601          71,427
                                                   -----------     -----------     -----------

Investing Activities:
  Proceeds from sales and maturities of
    securities available-for-sale                      398,197         758,018       1,029,975
  Purchases of securities available-for-sale          (396,295)       (599,728)       (903,792)
                                                   -----------     -----------     -----------

      Net cash provided by investing activities          1,902         158,290         126,183
                                                   -----------     -----------     -----------

Financing Activities:
  Cash dividends paid                                       --         (20,000)             --
  Payments for redemption of face-amount
    certificates                                       (80,882)       (209,114)       (197,398)
                                                   -----------     -----------     -----------
      Net cash used in financing activities            (80,882)       (229,114)       (197,398)
                                                   -----------     -----------     -----------

      Increase (decrease) in cash and
        cash equivalents                                 1,331            (223)            212

Cash and cash equivalents at beginning of year             298             521             309
                                                   -----------     -----------     -----------

Cash and cash equivalents at end of year           $     1,629     $       298     $       521
                                                   ===========     ===========     ===========

Supplemental disclosure of cash flow
  information - cash paid during the year
  for income taxes                                 $        --     $     2,532     $     4,983
                                                   ===========     ===========     ===========


                                                                              12
See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

FKF, INC.

NOTE A--SIGNIFICANT ACCOUNTING POLICIES

Organization: FKF, Inc. (the "Company"), a wholly-owned subsidiary of NB Holdings Corporation ("NB Holdings"), is a face-amount certificate investment company as defined by Section 28 of the Investment Company Act of 1940. The Company was formed for the sole purpose of assuming the liabilities of First Kansas Financial, Inc. to holders of its face-amount certificates. First Kansas Financial, Inc. was the parent company of FKF, Inc. until its merger with and into Boatmen's Bancshares, Inc. ("BBI"). BBI was subsequently acquired by NationsBank Corporation (the "Corporation"). The Company no longer accepts investments in face-amount certificates.

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include only cash as presented on the balance sheet.

Investment Securities: Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost adjusted for accretion of discounts and amortization of premiums using the straight-line method. Such amortization, interest and dividends are included in Income on Investment Securities.

Debt securities not classified as held-to-maturity and marketable equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholder's equity.

Realized gains and losses, and declines in value judged to be other-than-temporary are included in securities gains (losses). The cost of securities sold are determined on a specific identification basis.

Face-Amount Certificate Reserves: Face-amount certificate reserves are stated at the amount computed in accordance with the provisions of the respective certificates and Section 28 of the Investment Company Act of 1940.

Income Taxes: The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, there are two components of the income tax provision, current and deferred. The current income tax provision approximates taxes to be paid or refunded for the applicable period. Balance sheet amounts of deferred taxes are recognized for the temporary differences between the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax liabilities or assets between periods.

The Company's operating results are included in the consolidated federal income tax return of the Corporation. The method of allocating federal income tax expense is determined under a tax allocation agreement between the Company and the Corporation. This allocation agreement specifies that income tax expense will be computed for all subsidiaries on a separate company method, taking into account tax planning strategies and the tax position of the consolidated group.

Management Fees: Management fees are charged by NB Holdings for services provided to the Company. Annual fees are computed at the rate of one percent of the average outstanding balance of face-amount certificate reserves.

FKF, INC.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Net Income Per Share: Net income per share amounts are based on the weighted average number of common shares outstanding during the year.

NOTE B--QUALIFIED ASSETS

Under the provisions of its face-amount certificates and the Investment Company Act of 1940, the Company is required to have cash and qualified investments (as defined in Section 28(b) of the Act) with a value not less than the aggregate amount of the $250,000 capital stock requirement and the face-amount certificate reserves. At December 31, 1997, the Company had qualified assets of $1,437,671 which exceeded the amount of qualified assets required under the Act of $1,359,235.

The average taxable equivalent rates of return for each type of investment security owned by the Company are as follows:

                                            1997         1996         1995
                                           ------       ------       ------
     U. S. Treasury notes                    5.6%         5.7%         7.4%

     Other bonds                             6.6%         6.2%         6.3%

     Other securities                        5.8%         6.9%         7.1%

As provided by the face-amount certificates, the Company must maintain qualified assets equal to the face-amount certificate reserves at a depository institution as security for the performance of its obligations. At December 31, 1997, all of the Company's investment securities were on deposit at Brenton Bank, N.A. and with the State of Illinois to satisfy these requirements.

The following is a summary of held-to-maturity securities and available-for-sale securities at December 31, 1997:

                                          Held-to-Maturity  Securities
                               -------------------------------------------------
                                               Gross       Gross
                                Amortized   Unrealized   Unrealized     Market
                                   Cost        Gains       Losses        Value
                               ----------   ----------   ----------   ----------
Other bonds                    $   49,800   $    1,308   $       --   $   51,108
                               ==========   ==========   ==========   ==========

                                         Available-for-Sale Securities
                               -------------------------------------------------
                                               Gross       Gross
                                Amortized   Unrealized   Unrealized     Market
                                   Cost        Gains       Losses        Value
                               ----------   ----------   ----------   ----------
U.S. Treasury notes            $  199,227   $       98   $     (388)  $  198,937
Other bonds                       648,327        1,626           --      649,953
Other securities                  527,161        4,522           --      531,683
                               ----------   ----------   ----------   ----------
                               $1,374,715   $    6,246   $     (388)  $1,380,573
                               ==========   ==========   ==========   ==========

FKF, INC.


The following is a summary of held-to-maturity securities and available-for-sale securities at December 31, 1996:


                                         Held-to-Maturity Securities
                             ---------------------------------------------------
                                             Gross        Gross
                              Amortized   Unrealized    Unrealized      Market
                                 Cost        Gains        Losses         Value
                             ----------   ----------    ----------    ----------
Other bonds                  $   49,800   $    1,286    $       --    $   51,086
                             ==========   ==========    ==========    ==========

                                        Available-for-Sale Securities
                             ---------------------------------------------------
                                             Gross        Gross
                              Amortized   Unrealized    Unrealized      Market
                                 Cost        Gains        Losses         Value
                             ----------   ----------    ----------    ----------
U.S. Treasury notes          $  198,484   $      284    $     (620)   $  198,148
Other bonds                     894,550        5,873            --       900,423
Other securities                268,015       10,151          (531)      277,635
                             ----------   ----------    ----------    ----------
                             $1,361,049   $   16,308    $   (1,151)   $1,376,206
                             ==========   ==========    ==========    ==========


The amortized cost and market value of securities at December 31, 1997 by contractual maturity are as follows:

                                                       Amortized        Market
                                                         Cost            Value
                                                      ----------      ----------
Held-to-maturity securities:
  Due after five through ten years                    $   49,800      $   51,108
                                                      ==========      ==========

                                                       Amortized        Market
                                                         Cost            Value
                                                      ----------      ----------
Available-for-sale securities:
  Due in one year or less                             $1,192,907      $1,194,631
  Due after one year through five years                  149,310         148,922
  Equity securities                                       32,498          37,020
                                                      ----------      ----------

                                                      $1,374,715      $1,380,573
                                                      ==========      ==========

FKF, INC.


NOTE C--CERTIFICATE  RESERVES

At December 31, 1997, the face-amount certificate reserves, by type of certificate, and annual rates of accumulation thereon were as follows:

                                                    Carrying     Accumulation
                                                      Value          Rate
                                                   ----------       -------
Installment payment certificates:
during the fourth quarter of 1997.Series 20L       $   10,847       3-1/8%
  Series 20LA                                          10,014       3-1/8%
                                                   ----------
                                                       20,861
                                                   ----------
Single payment certificates:
  Series 27                                           520,232       3-1/2%
  Series 27A                                           17,653       3-1/2%
                                                   ----------
                                                      537,885
                                                   ----------
Unapplied advance payments on
  installment certificates                             11,736       3-1/8%
Additional amounts accrued or credited                538,753
                                                   ----------
                                                      550,489
                                                   ----------

Total face amount certificate reserves             $1,109,235
                                                   ==========

Redemptions of outstanding face-amount certificates, as provided by the respective certificates, totaled $80,882 and $209,114 during the years ended December 31, 1997 and 1996, respectively.

Under the provisions of Series 20LA and 27A face-amount certificates, the Company is required to maintain a special share reserve with a depository institution consisting of all shares of the Corporation's common stock of certificate holders which have been purchased under the terms of their certificates. At December 31, 1997, 1,042 shares of common stock of the Corporation were on deposit with Brenton Bank, N.A. Dividends paid on such shares of common stock are credited to the reserves and unapplied payments of the corresponding face-amount certificates. The value of such shares is not included in the financial statements of the Company.

NOTE D--ADDITIONAL AMOUNTS ACCRUED OR CREDITED

The income earned by the Company from the investment of funds derived solely from the qualified assets comprising face-amount certificate reserves, after provision for income taxes, is applied: first, to the payment of the stated rate of interest set forth in the face-amount certificates; second, to the payment of annual management fees equal to one percent of the average outstanding balance of face-amount certificate reserves; third, to additional credits up to four percent of the face-amount certificate reserves; and fourth, the remainder, if any, is divided equally between the Company and the face-amount certificate holders.

FKF, INC.


NOTE E--INCOME TAXES

Income tax expense consists of a current tax expense of $5,213, $1,830 and $3,333 for the years ended December 31, 1997, 1996 and 1995, respectively. There was no deferred tax expense or benefit for these years.

Current federal income tax expense is determined as if the Company filed a separate tax return, taking into consideration the tax position of the consolidated group, and the amount so determined is payable to or receivable from the Corporation. Current federal taxes payable to (receivable from) the Corporation of $3,295 and ($1,918) are included in the accompanying balance sheets at December 31, 1997 and 1996, respectively.

The Company had a net deferred tax liability of $2,050 and $5,305 at December 31, 1997 and 1996, respectively, representing the tax effects of unrealized gains and losses on available-for-sale securities that are included in shareholder's equity.

A reconciliation of the expected federal income tax expense based on the federal statutory rate of 35%, to actual income tax for the years ended December 31 is as follows:

                                                  1997       1996       1995
                                                 -------    -------    -------

     Expected federal income tax expense         $ 7,169    $ 3,935    $ 5,941
     Non-taxable interest income                    (897)      (897)      (897)
     Non-taxable dividend income                  (1,059)    (1,208)    (1,711)
                                                 -------    -------    -------
                                                 $ 5,213    $ 1,830    $ 3,333
                                                 =======    =======    =======

                                                                                                                          Schedule I
                                                              FKF, Inc.
                                          Investments in Securities of Unaffiliated Issuers
                                                          December 31, 1997


                                                                 Number of
                                                                 Shares or
                                                                 Principal          Amortized       Market          Market
                 Name of Issuer and Title of Issue                 Amount             Cost        Adjustment         Value
--------------------------------------------------------------  -------------   ---------------   ------------   --------------
HELD-TO-MATURITY SECURITIES

Other Bonds:
    Public Housing Authority, Cook County,
       Illinois, 5.125% due May 1, 2005                         $     50,000    $       49,800    $     1,308    $      51,108
                                                                                ---------------   ------------   --------------

Total Held-to-Maturity Securities                                                       49,800          1,308           51,108
                                                                                ---------------   ------------   --------------


AVAILABLE-FOR-SALE SECURITIES

U.S. Treasury Notes:
    5.875%, due August 15, 1998                                       50,000            49,917             98           50,015
    5.000%, due February 15, 1999                                    150,000           149,310           (388)         148,922
                                                                                   ------------      ---------     ------------
                                                                                       199,227           (290)         198,937

Other Bonds:
    Federal Agency, FHLB 5.87%, due June 26, 1998                    350,000           349,982            346          350,328
    Federal Agency, FNMA 5.375%, due June 10, 1998                   300,000           298,345          1,280          299,625
                                                                                   ------------      ---------     ------------
                                                                                       648,327          1,626          649,953

Other Securities:
    Preferred Stocks:
       Cleveland Electric Illuminating, 7.40%                            250            21,406          3,344           24,750
       Entergy Gulf States Utilities, 8.80%                              120            11,092          1,178           12,270
                                                                                   ------------      ---------     ------------
                                                                                        32,498          4,522           37,020
       Brenton U.S. Government Money Market                          494,663           494,663            N/A          494,663
                                                                                ---------------   ------------     ------------

Total Available-for-Sale Securities                                                  1,374,715          5,858        1,380,573
                                                                                ---------------   ------------     ------------

TOTAL INVESTMENT SECURITIES                                                     $    1,424,515    $     7,166    $   1,431,681
                                                                                ===============   ============   ==============



Note 1: Generally, market value is determined on the last business day of the year by using either the last reported sales price, the mean between the last quoted bid and asked prices, or if quotations are not available, management's best estimate of the fair value.

Note 2: Held-to-maturity securities are stated in the balance sheet at amortized cost.

Note 3:   The aggregate cost for Federal income tax purposes is $1,424,515.

                                                              FKF, Inc.

                                                     Qualified Assets on Deposit

                                                          December 31, 1997


                                                      Investment          First Mortgages
                                                      Securities          and Other First
                                                     At Amortization       Liens on Real
    Name of Depository               Cash                 Cost                Estate               Other               Total
----------------------------    ---------------    ------------------    ----------------     --------------     -----------------
Brenton Bank, N.A.              $        1,679     $       1,374,598     $            --      $          --      $      1,376,277

NationsBank, N.A.                          (50)                   --                  --                 --                   (50)

State of Illinois                           --                49,917                  --                 --                49,917
                                ---------------    ------------------    ----------------     --------------     -----------------

                                $        1,629     $       1,424,515     $            --      $          --      $      1,426,144
                                ===============    ==================    ================     ==============     =================


                                                                                                                         Schedule VI
                                                              FKF, Inc.
                                                        Certificate Reserves
                                                    Year Ended December 31, 1995



                                  Balance at Beginning of Year                            Additions
                          ---------------------------------------------   -------------------------------------------
                                            Amount                                         Reserve         Charged
                             Number           of            Amount         Charged       Payments by          to
                               of          Maturity           of              to         Certificate        Other
     Description            Accounts        Value          Reserves         Income         Holders         Accounts
-----------------------   -------------  -------------   --------------   -----------   ---------------   -----------
Series 20
installment
payment
face-amount
certificates  (2.52%
yield to maturity):

Monthly Payments
         1-12              $              $               $             $                $
        13-24
        25-36
        37-48
        49-60
        61-72
        73-84
        85-96
       Paid-up                       6            249              488            11
                          -------------  -------------   --------------   -----------   ---------------   -----------

Total Certificates                   6            249              488            11

Additional Credits                                426              426            18
                          -------------  -------------   --------------   -----------   ---------------   -----------


Total                                6   $        675    $         914    $       29    $                 $
                          =============  =============   ==============   ===========   ===============   ===========




                                              Deductions                                  Balance at End of Year
                           -------------------------------------------------   ---------------------------------------------
                                               Cash                                               Amount
                                            Surrenders       Cancellations        Number            of           Amount
                                               Prior              and               of           Maturity          of
     Description            Maturities      to Maturity       Withdrawals        Accounts         Value         Reserves
-----------------------    --------------  --------------   ----------------   -------------   -------------  --------------
Series 20
installment
payment
face-amount
certificates  (2.52%
yield to maturity):

Monthly Payments
         1-12             $                $               $                                 $             $
        13-24
        25-36
        37-48
        49-60
        61-72
        73-84
        85-96
       Paid-up                       499
                           --------------  --------------   ----------------   -------------   -------------  --------------

Total Certificates                   499

Additional Credits                   444
                           --------------  --------------   ----------------   -------------   -------------  --------------


Total                      $         943   $                $                                 $            $
                           ==============  ==============   ================   =============   =============  ==============

The balance of Additional Credits at the end of each period presented on pages 20 through 26 does not include the provision for additional credits to reserves reported in the Statements of Operations.

                                                                                                             Schedule VI (continued)
                                                              FKF, Inc.
                                                        Certificate Reserves
                                                    Year Ended December 31, 1997



                                  Balance at Beginning of Year                            Additions
                          ---------------------------------------------   -------------------------------------------
                                            Amount                                         Reserve         Charged
                             Number           of            Amount         Charged       Payments by          to
                               of          Maturity           of              to         Certificate        Other
     Description            Accounts        Value          Reserves         Income         Holders         Accounts
-----------------------   -------------  -------------   --------------   -----------   ---------------   -----------
Series 20L installment
face-amount
certificates (2.51%
yield to maturity):

Monthly Payments
         1-12                      117   $    321,000   $        9,839   $       287   $                 $
        13-24                        7         16,000            1,531            28
       Paid-up                      12            313              761            23
                          -------------  -------------   --------------   -----------   ---------------   -----------

Total Certificates                 136        337,313           12,131           338

Additional Credits                             12,220           12,220           839
                          -------------  -------------   --------------   -----------   ---------------   -----------

Total                              136   $    349,533    $      24,351    $    1,177    $                 $
                          =============  =============   ==============   ===========   ===============   ===========


Series 20LA installment
face-amount
certificates (2.51%
yield to maturity):

Monthly Payments
         1-12                       18   $     84,000   $        3,012   $        72   $                 $
        13-24                        1         20,000            2,304            71
       Paid-up                       6          1,306            5,571           171
                          -------------  -------------   --------------   -----------   ---------------   -----------

Total Certificates                  25        105,306           10,887           314

Additional Credits                             14,213           14,213         1,219                             420
                          -------------  -------------   --------------   -----------   ---------------   -----------

Total                               25   $    119,519    $      25,100    $    1,533    $                 $      420
                          =============  =============   ==============   ===========   ===============   ===========


                                             Deductions                                  Balance at End of Year
                          -------------------------------------------------   ---------------------------------------------
                                              Cash                                               Amount
                                           Surrenders       Cancellations        Number            of           Amount
                                              Prior              and               of           Maturity          of
     Description           Maturities      to Maturity       Withdrawals        Accounts         Value         Reserves
-----------------------   --------------  --------------   ----------------   -------------   -------------  --------------
Series 20L installment
face-amount
certificates (2.51%
yield to maturity):

Monthly Payments
         1-12             $       1,005   $               $                            102   $     286,000   $       9,121
        13-24                       610                                                  5          10,000             949
       Paid-up                        8                                                 11             309             776
                          --------------  --------------   ----------------   -------------   -------------  --------------

Total Certificates                1,623                                                118         296,309          10,846

Additional Credits                2,066                                                             10,993          10,993
                          --------------  --------------   ----------------   -------------   -------------  --------------

Total                     $       3,689   $                $                           118    $    307,302   $      21,839
                          ==============  ==============   ================   =============   =============  ==============


Series 20LA installment
face-amount
certificates (2.51%
yield to maturity):

Monthly Payments
         1-12             $       1,186   $               $                             10   $      44,000   $       1,898
        13-24                                                                            1          20,000           2,375
       Paid-up                                                                           6           1,306           5,742
                          --------------  --------------   ----------------   -------------   -------------  --------------

Total Certificates                1,186                                                 17          65,306          10,015

Additional Credits                1,631                                                             14,221          14,221
                          --------------  --------------   ----------------   -------------   -------------  --------------

Total                     $       2,817   $                $                            17    $     79,527   $      24,236
                          ==============  ==============   ================   =============   =============  ==============

                                                                                                             Schedule VI (continued)
                                                              FKF, Inc.
                                                        Certificate Reserves
                                                    Year Ended December 31, 1996


                                  Balance at Beginning of Year                            Additions
                          ---------------------------------------------   -------------------------------------------
                                            Amount                                         Reserve         Charged
                             Number           of            Amount         Charged       Payments by          to
                               of          Maturity           of              to         Certificate        Other
     Description            Accounts        Value          Reserves         Income         Holders         Accounts
-----------------------   -------------  -------------   --------------   -----------   ---------------   -----------
Series 20L installment
face-amount
certificates (2.51%
yield to maturity):

Monthly Payments
         1-12                      378   $    862,000   $       22,649   $       561   $                 $
        13-24                       23         44,000            4,097            90
        37-48                        1          1,000               31             1
       Paid-up                      49            905            1,928            34
                          -------------  -------------   --------------   -----------   ---------------   -----------

Total Certificates                 451        907,905           28,705           686

Additional Credits                             27,201           27,201         1,615
                          -------------  -------------   --------------   -----------   ---------------   -----------

Total                              451   $    935,106    $      55,906    $    2,301    $                 $
                          =============  =============   ==============   ===========   ===============   ===========


Series 20LA installment
face-amount
certificates (2.51%
yield to maturity):

Monthly Payments
         1-12                       52   $    229,000   $        8,129   $       204   $                 $
        13-24                        2         21,000            2,324            71
       Paid-up                      10          2,307            9,649           166
                          -------------  -------------   --------------   -----------   ---------------   -----------

Total Certificates                  64        252,307           20,102           441

Additional Credits                             24,078           24,078         1,497
                          -------------  -------------   --------------   -----------   ---------------   -----------

Total                               64   $    276,385    $      44,180    $    1,938    $                 $
                          =============  =============   ==============   ===========   ===============   ===========

                                              Deductions                                  Balance at End of Year
                           -------------------------------------------------   ---------------------------------------------
                                               Cash                                               Amount
                                            Surrenders       Cancellations        Number            of           Amount
                                               Prior              and               of           Maturity          of
     Description            Maturities      to Maturity       Withdrawals        Accounts         Value         Reserves
-----------------------    --------------  --------------   ----------------   -------------   -------------  --------------
Series 20L installment
face-amount
certificates (2.51%
yield to maturity):

Monthly Payments
         1-12             $       13,371   $               $                            117   $     321,000   $       9,839
        13-24                      2,656                                                  7          16,000           1,531
        37-48                         32
       Paid-up                     1,201                                                 12             313             761
                           --------------  --------------   ----------------   -------------   -------------  --------------

Total Certificates                17,260                                                136         337,313          12,131

Additional Credits                16,596                                                             12,220          12,220
                           --------------  --------------   ----------------   -------------   -------------  --------------

Total                      $      33,856   $                $                           136    $    349,533   $      24,351
                           ==============  ==============   ================   =============   =============  ==============


Series 20LA installment
face-amount
certificates (2.51%
yield to maturity):

Monthly Payments
         1-12             $        5,321   $               $                             18   $      84,000   $       3,012
        13-24                         91                                                  1          20,000           2,304
       Paid-up                     4,244                                                  6           1,306           5,571
                           --------------  --------------   ----------------   -------------   -------------  --------------

Total Certificates                 9,656                                                 25         105,306          10,887

Additional Credits                11,362                                                             14,213          14,213
                           --------------  --------------   ----------------   -------------   -------------  --------------

Total                      $      21,018   $                $                            25    $    119,519   $      25,100
                           ==============  ==============   ================   =============   =============  ==============

                                                                                                             Schedule VI (continued)
                                                              FKF, Inc.
                                                        Certificate Reserves
                                                    Year Ended December 31, 1995


                                  Balance at Beginning of Year                            Additions
                          ---------------------------------------------   -------------------------------------------
                                            Amount                                         Reserve         Charged
                             Number           of            Amount         Charged       Payments by          to
                               of          Maturity           of              to         Certificate        Other
     Description            Accounts        Value          Reserves         Income         Holders         Accounts
-----------------------   -------------  -------------   --------------   -----------   ---------------   -----------
Series 20L installment
face-amount
certificates (2.51%
yield to maturity):

Monthly Payments
         1-12                      431   $  1,013,000   $       29,107   $       845   $                 $
        13-24                       44         94,000            9,145           255
        25-36                        8         11,000            1,938            38
        37-48                        1          1,000               30             1
       Paid-up                     133          2,873            5,636           141
                          -------------  -------------   --------------   -----------   ---------------   -----------

Total Certificates                 617      1,121,873           45,856         1,280

Additional Credits                             42,161           42,161         2,472
                          -------------  -------------   --------------   -----------   ---------------   -----------

Total                              617   $  1,164,034    $      88,017    $    3,752    $                 $
                          =============  =============   ==============   ===========   ===============   ===========


Series 20LA installment
face-amount
certificates (2.51%
yield to maturity):

Monthly Payments
         1-12                       63   $    286,000   $        9,713   $       266   $                 $
        13-24                        3         26,000            2,958            69
       Paid-up                      15          3,033           11,660           304
                          -------------  -------------   --------------   -----------   ---------------   -----------

Total Certificates                  81        315,033           24,331           639

Additional Credits                             28,535           28,535         1,744
                          -------------  -------------   --------------   -----------   ---------------   -----------

Total                               81   $    343,568    $      52,866    $    2,383    $                 $
                          =============  =============   ==============   ===========   ===============   ===========


                                              Deductions                                  Balance at End of Year
                           -------------------------------------------------   ---------------------------------------------
                                               Cash                                               Amount
                                            Surrenders       Cancellations        Number            of           Amount
                                               Prior              and               of           Maturity          of
     Description            Maturities      to Maturity       Withdrawals        Accounts         Value         Reserves
-----------------------    --------------  --------------   ----------------   -------------   -------------  --------------
Series 20L installment
face-amount
certificates (2.51%
yield to maturity):

Monthly Payments
         1-12             $        7,303   $               $                            378   $     862,000   $      22,649
        13-24                      5,303                                                 23          44,000           4,097
        25-36                      1,976
        37-48                                                                             1           1,000              31
       Paid-up                     3,849                                                 49             905           1,928
                           --------------  --------------   ----------------   -------------   -------------  --------------

Total Certificates                18,431                                                451         907,905          28,705

Additional Credits                17,432                                                             27,201          27,201
                           --------------  --------------   ----------------   -------------   -------------  --------------

Total                      $      35,863   $                $                           451    $    935,106   $      55,906
                           ==============  ==============   ================   =============   =============  ==============


Series 20LA installment
face-amount
certificates (2.51%
yield to maturity):

Monthly Payments
         1-12             $        1,850   $               $                             52   $     229,000   $       8,129
        13-24                        703                                                  2          21,000           2,324
       Paid-up                     2,315                                                 10           2,307           9,649
                           --------------  --------------   ----------------   -------------   -------------  --------------

Total Certificates                 4,868                                                 64         252,307          20,102

Additional Credits                 6,201                                                             24,078          24,078
                           --------------  --------------   ----------------   -------------   -------------  --------------

Total                      $      11,069   $                $                            64    $    276,385   $      44,180
                           ==============  ==============   ================   =============   =============  ==============

                                                       Schedule VI (continued)
                                                              FKF, Inc.
                                                        Certificate Reserves
                                                    Year Ended December 31, 1997



                                  Balance at Beginning of Year                            Additions
                          ---------------------------------------------   -------------------------------------------
                                            Amount                                         Reserve         Charged
                             Number           of            Amount         Charged       Payments by          to
                               of          Maturity           of              to         Certificate        Other
     Description            Accounts        Value          Reserves         Income         Holders         Accounts
-----------------------   -------------  -------------   --------------   -----------   ---------------   -----------
Series 27 single
payment face-
amount certificates
(3.2% yield to
maturity):

Total Certificates                 369   $  1,024,550    $     539,520    $   18,627    $                 $

Additional Credits                            462,537          462,537        36,369
                          -------------  -------------   --------------   -----------   ---------------   -----------

Total                              369   $  1,487,087    $   1,002,057    $   54,996    $                 $
                          =============  =============   ==============   ===========   ===============   ===========



Series 27A single
payment face-
amount investment
annuity certificates
(3.2% yield to
maturity):

Total Certificates                   7   $     10,420    $      16,298    $      585    $                 $      770

Additional Credits                             11,156           11,156         1,010                             320
                          -------------  -------------   --------------   -----------   ---------------   -----------

Total                                7   $     21,576    $      27,454    $    1,595    $                 $    1,090
                          =============  =============   ==============   ===========   ===============   ===========

                                              Deductions                                  Balance at End of Year
                           -------------------------------------------------   ---------------------------------------------
                                               Cash                                               Amount
                                            Surrenders       Cancellations        Number            of           Amount
                                               Prior              and               of           Maturity          of
     Description            Maturities      to Maturity       Withdrawals        Accounts         Value         Reserves
-----------------------    --------------  --------------   ----------------   -------------   -------------  --------------
Series 27 single
payment face-
amount certificates
(3.2% yield to
maturity):

Total Certificates         $               $      37,915    $                           353    $    975,050   $     520,232

Additional Credits                                34,128                                            464,778         464,778
                           --------------  --------------   ----------------   -------------   -------------  --------------

Total                      $               $      72,043    $                           353    $  1,439,828   $     985,010
                           ==============  ==============   ================   =============   =============  ==============



Series 27A single
payment face-
amount investment
annuity certificates
(3.2% yield to
maturity):

Total Certificates         $               $                $                             7    $     10,420   $      17,653

Additional Credits                                                                                   12,486          12,486
                           --------------  --------------   ----------------   -------------   -------------  --------------

Total                      $               $                $                             7    $     22,906   $      30,139
                           ==============  ==============   ================   =============   =============  ==============


Note: Additions charged to other accounts represent amounts credited to certificate reserves from dividends declared by NationsBank Corporation upon common stock beneficially owned by face-amount certificate holders.

                                                                                                             Schedule VI (continued)
                                                              FKF, Inc.
                                                        Certificate Reserves
                                                    Year Ended December 31, 1996



                                  Balance at Beginning of Year                            Additions
                          ---------------------------------------------   -------------------------------------------
                                            Amount                                         Reserve         Charged
                             Number           of            Amount         Charged       Payments by          to
                               of          Maturity           of              to         Certificate        Other
     Description            Accounts        Value          Reserves         Income         Holders         Accounts
-----------------------   -------------  -------------   --------------   -----------   ---------------   -----------
Series 27 single
payment face-
amount certificates
(3.2% yield to
maturity):

Total Certificates                 405   $  1,124,030    $     594,664    $   20,159    $                 $

Additional Credits                            490,495          490,495        36,140
                          -------------  -------------   --------------   -----------   ---------------   -----------

Total                              405   $  1,614,525    $   1,085,159    $   56,299    $                 $
                          =============  =============   ==============   ===========   ===============   ===========



Series 27A single
payment face-
amount investment
annuity certificates
(3.2% yield to
maturity):

Total Certificates                   8   $     12,920    $      18,995    $      540    $                 $      566

Additional Credits                             12,842           12,842           877
                          -------------  -------------   --------------   -----------   ---------------   -----------

Total                                8   $     25,762    $      31,837    $    1,417    $                 $      566
                          =============  =============   ==============   ===========   ===============   ===========

                                              Deductions                                  Balance at End of Year
                           -------------------------------------------------   ---------------------------------------------
                                               Cash                                               Amount
                                            Surrenders       Cancellations        Number            of           Amount
                                               Prior              and               of           Maturity          of
     Description            Maturities      to Maturity       Withdrawals        Accounts         Value         Reserves
-----------------------    --------------  --------------   ----------------   -------------   -------------  --------------
Series 27 single
payment face-
amount certificates
(3.2% yield to
maturity):

Total Certificates         $               $      75,303    $                           369    $  1,024,550   $     539,520

Additional Credits                                64,098                                            462,537         462,537
                           --------------  --------------   ----------------   -------------   -------------  --------------

Total                      $               $     139,401    $                           369    $  1,487,087   $   1,002,057
                           ==============  ==============   ================   =============   =============  ==============



Series 27A single
payment face-
amount investment
annuity certificates
(3.2% yield to
maturity):

Total Certificates         $               $       3,803    $                             7    $     10,420   $      16,298

Additional Credits                                 2,563                                             11,156          11,156
                           --------------  --------------   ----------------   -------------   -------------  --------------

Total                      $               $       6,366    $                             7    $     21,576   $      27,454
                           ==============  ==============   ================   =============   =============  ==============


Note: Additions charged to other accounts represent amounts credited to certificate reserves from dividends declared by Boatmen's Bancshares, Inc. upon common stock beneficially owned by face-amount certificate holders.

                                                                                                             Schedule VI (continued)
                                                             FKF, Inc.
                                                        Certificate Reserves
                                                    Year Ended December 31, 1995


                                  Balance at Beginning of Year                            Additions
                          ---------------------------------------------   -------------------------------------------
                                            Amount                                         Reserve         Charged
                             Number           of            Amount         Charged       Payments by          to
                               of          Maturity           of              to         Certificate        Other
     Description            Accounts        Value          Reserves         Income         Holders         Accounts
-----------------------   -------------  -------------   --------------   -----------   ---------------   -----------
Series 27 single
payment face-
amount certificates
(3.2% yield to
maturity):

Total Certificates                 447   $  1,240,030    $     650,412    $   21,928    $                 $

Additional Credits                            521,408          521,408        32,278
                          -------------  -------------   --------------   -----------   ---------------   -----------

Total                              447   $  1,761,438    $   1,171,820    $   54,206    $                 $
                          =============  =============   ==============   ===========   ===============   ===========



Series 27A single
payment face-
amount investment
annuity certificates
(3.2% yield to
maturity):

Total Certificates                   9   $     13,140    $      17,951    $      641    $                 $      757

Additional Credits                             12,204           12,204           866
                          -------------  -------------   --------------   -----------   ---------------   -----------

Total                                9   $     25,344    $      30,155    $    1,507    $                 $      757
                          =============  =============   ==============   ===========   ===============   ===========

                                              Deductions                                  Balance at End of Year
                           -------------------------------------------------   ---------------------------------------------
                                               Cash                                               Amount
                                            Surrenders       Cancellations        Number            of           Amount
                                               Prior              and               of           Maturity          of
     Description            Maturities      to Maturity       Withdrawals        Accounts         Value         Reserves
-----------------------    --------------  --------------   ----------------   -------------   -------------  --------------
Series 27 single
payment face-
amount certificates
(3.2% yield to
maturity):

Total Certificates         $               $      77,676    $                           405    $  1,124,030   $     594,664

Additional Credits                                63,191                                            490,495         490,495
                           --------------  --------------   ----------------   -------------   -------------  --------------

Total                      $               $     140,867    $                           405    $  1,614,525   $   1,085,159
                           ==============  ==============   ================   =============   =============  ==============



Series 27A single
payment face-
amount investment
annuity certificates
(3.2% yield to
maturity):

Total Certificates         $               $         354    $                             8    $     12,920   $      18,995

Additional Credits                                   228                                             12,842          12,842
                           --------------  --------------   ----------------   -------------   -------------  --------------

Total                      $               $         582    $                             8    $     25,762   $      31,837
                           ==============  ==============   ================   =============   =============  ==============


Note: Additions charged to other accounts represent amounts credited to certificate reserves from dividends declared by Boatmen's Bancshares, Inc. upon common stock beneficially owned by face-amount certificate holders.

                                                                                                             Schedule VI (continued)
                                                             FKF, Inc.

                                   Amounts Periodically Credited to Certificate Holders' Accounts
                                    to Accumulate the Maturity Amount of Installment Certificates

                                                              Series 20

                                                      Amount credited     Amount credited to     Total credited
               Payments made by          Less           to reserve        reserves to mature       to reserves       Accumulative
  Year        Certificate holders       loading          to mature       by charges to income       to mature           total
  ----        -------------------       -------      ----------------    --------------------     -------------      ------------
   1st              38.10                19.04            19.06                    .62               19.68               19.68
   2nd              38.10                 2.66            35.44                   1.80               37.24               56.92
   3rd              38.10                 2.66            35.44                   3.00               38.44               95.36
   4th              38.10                 2.66            35.44                   4.26               39.70              135.06
   5th              38.10                 2.66            35.44                   5.54               40.98              176.04
   6th              38.10                 1.52            36.58                   6.92               43.50              219.54
   7th              38.10                 1.52            36.58                   8.32               44.90              264.44
   8th              38.10                 1.52            36.58                   9.78               46.36              310.80
   9th              38.10                 1.52            36.58                  11.28               47.86              358.66
  10th              38.10                 1.52            36.58                  12.86               49.44              408.10
  11th              38.10                 1.52            36.58                  14.44               51.02              459.12
  12th              38.10                 1.52            36.58                  16.12               52.70              511.82
  13th              38.10                 1.52            36.58                  17.84               54.42              566.24
  14th              38.10                 1.52            36.58                  19.60               56.18              622.42
  15th              38.10                 1.52            36.58                  21.42               58.00              680.42
  16th              38.10                 1.52            36.58                  23.32               59.90              740.32
  17th              38.10                 1.52            36.58                  25.26               61.84              802.16
  18th              38.10                 1.52            36.58                  27.26               63.84              866.00
  19th              38.10                 1.52            36.58                  29.34               65.92              931.92
  20th              38.10                 1.52            36.58                  31.50               68.08            1,000.00



                                                                                                             Schedule VI (continued)
                                                             FKF, Inc.

                                   Amounts Periodically Credited to Certificate Holders' Accounts
                                    to Accumulate the Maturity Amount of Installment Certificates

                                       Certificate Series 20L and 20LA per $1,000 Face Amount
                                                        Monthly Payment Basis

                Annual gross                         Amount credited      Amount credited to    Total credited
              payments made by            Less         to reserves        reserves to mature      to reserves        Accumulative
  Year       certificate holders         loading        to mature        by charges to income      to mature             total
  ----       -------------------         -------     ---------------     --------------------   ---------------      ------------
   1st              51.00                 5.76            45.24                    .77               46.01               46.01
   2nd              51.00                 5.76            45.24                   2.18               47.42               93.43
   3rd              51.00                 5.76            45.24                   3.63               48.87              142.30
   4th              51.00                 5.76            45.24                   5.13               50.37              192.67
   5th              51.00                 5.76            45.24                   6.88               52.12              244.79
   6th              51.00                 5.76            45.24                   8.07               53.31              298.10
   7th              51.00                 5.76            45.24                   9.91               55.15              353.25
   8th              51.00                 5.76            45.24                  11.60               56.84              410.09
   9th              51.00                 5.76            45.24                  13.34               58.58              468.67
  10th              51.00                 5.76            45.24                  15.14               60.38              529.05
  11th              51.00                 5.76            45.24                  16.99               62.23              591.28
  12th              51.00                 5.76            45.24                  18.90               64.14              655.42
  13th              51.00                 5.76            45.24                  20.86               66.10              721.52
  14th              51.00                 5.76            45.24                  22.89               68.13              789.65
  15th              51.00                 5.76            45.24                  24.68               69.92              859.57
  16th                                                                           26.66               26.66              886.23
  17th                                                                           27.17               27.17              913.40
  18th                                                                           28.00               28.00              941.40
  19th                                                                           28.86               28.86              970.26
  20th                                                                           29.74               29.74            1,000.00


                                                                                                             Schedule VI (continued)
                                                             FKF, Inc.
                                   Amounts Periodically Credited to Certificate Holders' Accounts
                                    to Accumulate the Maturity Amount of Installment Certificates

                                       Certificate Series 20L and 20LA per $1,000 Face Amount
                                                        Annual Payment Basis

                Annual gross                         Amount credited      Amount credited to    Total credited
              payments made by            Less         to reserves        reserves to mature      to reserves         Accumulative
  Year       certificate holders         loading        to mature        by charges to income      to mature             total
  ----       -------------------         -------    -----------------    --------------------   ---------------       ------------
   1st              48.00                 3.36            44.64                   1.37               46.01               46.01
   2nd              48.00                 3.36            44.64                   2.78               47.42               93.43
   3rd              48.00                 3.36            44.64                   4.23               48.87              142.30
   4th              48.00                 3.36            44.64                   5.73               50.37              192.67
   5th              48.00                 3.36            44.64                   7.48               52.12              244.79
   6th              48.00                 3.36            44.64                   8.67               53.31              298.10
   7th              48.00                 3.36            44.64                  10.51               55.15              353.25
   8th              48.00                 3.36            44.64                  12.20               56.84              410.09
   9th              48.00                 3.36            44.64                  13.94               58.58              468.67
  10th              48.00                 3.36            44.64                  15.74               60.38              529.05
  11th              48.00                 3.36            44.64                  17.59               62.23              591.28
  12th              48.00                 3.36            44.64                  19.50               64.14              655.42
  13th              48.00                 3.36            44.64                  21.46               66.10              721.52
  14th              48.00                 3.36            44.64                  23.49               68.13              789.65
  15th              48.00                 3.36            44.64                  25.28               69.92              859.57
  16th                                                                           26.66               26.66              886.23
  17th                                                                           27.17               27.17              913.40
  18th                                                                           28.00               28.00              941.40
  19th                                                                           28.86               28.86              970.26
  20th                                                                           29.74               29.74            1,000.00

                                                                                                             Schedule VI (continued)
                                                              FKF, Inc.

                                   Amounts Periodically Credited to Certificate Holders' Accounts
                                    to Accumulate the Maturity Amount of Installment Certificates

                                                              Series 27

                Annual gross                         Amount credited      Amount credited to    Total credited
              payments made by            Less         to reserves        reserves to mature      to reserves         Accumulative
  Year       certificate holders         loading        to mature        by charges to income      to mature             total
  ----       -------------------         -------     ---------------     --------------------   ----------------      ------------
   1st             425.00                29.75           395.25                  13.83              409.08              409.08
   2nd                                                                           14.31               14.31              423.39
   3rd                                                                           14.81               14.81              438.20
   4th                                                                           15.33               15.33              453.53
   5th                                                                           15.86               15.86              469.39
   6th                                                                           16.42               16.42              485.81
   7th                                                                           16.99               16.99              502.80
   8th                                                                           17.58               17.58              520.38
   9th                                                                           18.20               18.20              538.58
  10th                                                                           18.84               18.84              557.42
  11th                                                                           19.50               19.50              576.92
  12th                                                                           20.18               20.18              597.10
  13th                                                                           20.88               20.88              617.98
  14th                                                                           21.61               21.61              639.59
  15th                                                                           22.37               22.37              661.96
  16th                                                                           23.15               23.15              685.11
  17th                                                                           23.96               23.96              709.07
  18th                                                                           24.80               24.80              733.87
  19th                                                                           25.67               25.67              759.54
  20th                                                                           26.57               26.57              786.11
  21st                                                                           27.50               27.50              813.61
  22nd                                                                           28.46               28.46              842.07
  23rd                                                                           29.45               29.45              871.52
  24th                                                                           30.48               30.48              902.00
  25th                                                                           31.54               31.54              933.54
  26th                                                                           32.66               32.66              966.20
  27th                                                                           33.80               33.80            1,000.00


                                                                                                             Schedule VI (continued)
                                                             FKF, Inc.
                                   Amounts Periodically Credited to Certificate Holders' Accounts
                                    to Accumulate the Maturity Amount of Installment Certificates

                                                             Series 27A

                Annual gross                         Amount credited      Amount credited to    Total credited
              payments made by            Less         to reserves        reserves to mature      to reserves       Accumulative
  Year       certificate holders         loading        to mature        by charges to income      to mature            total
  ----       -------------------         -------     ---------------     --------------------   ---------------     ------------
   1st             425.00                29.75           395.25                  13.83              409.08              409.08
   2nd                                                                           14.31               14.31              423.39
   3rd                                                                           14.81               14.81              438.20
   4th                                                                           15.33               15.33              453.53
   5th                                                                           15.86               15.86              469.39
   6th                                                                           16.42               16.42              485.81
   7th                                                                           16.99               16.99              502.80
   8th                                                                           17.58               17.58              520.38
   9th                                                                           18.20               18.20              538.58
  10th                                                                           18.84               18.84              557.42
  11th                                                                           19.50               19.50              576.92
  12th                                                                           20.18               20.18              597.10
  13th                                                                           20.88               20.88              617.98
  14th                                                                           21.61               21.61              639.59
  15th                                                                           22.37               22.37              661.96
  16th                                                                           23.15               23.15              685.11
  17th                                                                           23.96               23.96              709.07
  18th                                                                           24.80               24.80              733.87
  19th                                                                           25.67               25.67              759.54
  20th                                                                           26.57               26.57              786.11
  21st                                                                           27.50               27.50              813.61
  22nd                                                                           28.46               28.46              842.07
  23rd                                                                           29.45               29.45              871.52
  24th                                                                           30.48               30.48              902.00
  25th                                                                           31.54               31.54              933.54
  26th                                                                           32.66               32.66              966.20
  27th                                                                           33.80               33.80            1,000.00


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

     (13) Registrant's Annual Report to Shareholder consists of the financial statements submitted herewith on pages 9 through 17.

     (16) A copy of the letter regarding the change in independent accountants dated April 3, 1997, is on file with the Commission as an exhibit to Registrant's Form 8-K filed on April 4, 1997, which document is hereby incorporated by reference.

     (27) Financial Data Schedule.